Form 10-Q
period 1995-06-30
AMETECH INC
filed 1995-08-21
CIK 1969

FORM 10-Q

                        	SECURITIES AND EXCHANGE COMMISSION
                              	Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             	For the period ended:  June 30, 1995

                                	or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   	For the transition period from __________ to __________

                   	Commission File No. 0-19009

                          	AMETECH, Inc.
         	_____________________________________________________
        	(Exact Name of Registrant as Specified in its Charter)


        Oklahoma                                   73-0766924
_______________________	                	__________________________________
(State of Incorporation)                 (I.R.S. Employer Identification No.)

1813 Southeast 25th
Oklahoma City, Oklahoma                                 						   73129
________________________		                                				  ________
(Address of Principal                                   						 (Zip Code)
Executive Offices)


Registrant's Telephone Number, Including Area Code:

                           	(405) 677-8781
                            	______________

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period of that the Registrant has had to file the reports), and (2) has been subject to the filing requirements
for the past 90 days.  YES   X     NO
                    	      ____       _____

     As of August 11, 1995, the Registrant had 13,744,083 shares of common stock issued and outstanding (excluding 115,000 shares of common stock held as treasury stock).

                      	FORM 10-Q OF AMETECH, INC.

                           	TABLE OF CONTENTS



                               	PART I

                                                       													Page
Item 1.		Financial Statements...................................	     3


Item 2.		Management's Discussion and Analysis of
				       Financial Condition and Results of
				       Operations...........................................	    13


                              	PART II


Item 5.  Other Information......................................     19



Item 6.  Exhibits and Reports on Form 8-K.......................     19



SIGNATURES	.....................................................     20


                       AMETECH, INC. AND SUBSIDIARIES

                        	CONSOLIDATED BALANCE SHEETS

                                            								 June 30,		December 31,
                                            								   1995		      1994
                                           								__________	 ___________
                                                 								(unaudited)

                        	ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    			$     1,000	 $    45,000
  Accounts receivable                         				  3,543,000	   3,420,000
  Prepaid expenses                           					    593,000	     144,000
  Other                                    							    276,000	     245,000
                                          								___________ 	___________
	Total Current Assets                          			  4,413,000	   3,854,000
                                          								___________	 ___________

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation of
  $8,886,000 and $8,203,000 at
  June 30, 1995 and December 31, 1994,
  respectively:
	Transportation equipment                     			  8,729,000 	  7,446,000
	Buildings and other                         				  2,005,000 	  1,995,000
                                         								___________	 ___________
                                         								 10,734,000	   9,441,000
                                         								___________	 ___________

OTHER ASSETS, net of accumulated
  amortization of $293,000 and
  $263,000 at June 30, 1995 and
  December 31, 1994,respectively              		    185,000	     264,000
                                         								___________	 ___________


                                         								$15,332,000	 $13,559,000
                                         								=========== 	===========






                    	The accompanying notes are an integral part
                            	of these financial statements.


                             AMETECH, INC. AND SUBSIDIARIES

                              	CONSOLIDATED BALANCE SHEETS
                                       	(CONTINUED)
                                           									 June 30,		December 31,
                                           									   1995		      1994
                                           									__________ ____________
                                                 									(unaudited)

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities          	$ 1,748,000	 $ 1,083,000
 Current maturities of long-term obligations       	  2,770,000	   2,579,000
                                           									___________	 ___________
	Total Current Liabilities                       			  4,518,000	   3,662,000
                                           									___________ 	___________

DEFERRED INCOME TAXES                          					    960,000	     894,000
                                           									___________	 ___________

LONG-TERM OBLIGATIONS, net of current
  maturities                                 							  4,488,000	   3,717,000
                                           									___________	 ___________

STOCKHOLDERS' EQUITY:
  Common stock of $.01 par value at June 30,
    1995, and December 31, 1994; 25,000,000
    shares authorized at June 30, 1995, and
    December 31, 1994; 13,854,617 and
    13,806,382 shares issued at June 30,
    1995, and December 31,1994, respec-
    tively                                 							     139,000	      138,000
  Additional paid-in capital                   				  2,979,000	    2,970,000
  Retained earnings                          						  2,357,000  	  2,287,000
                                          									___________  	___________
                                          									  5,475,000	    5,395,000

Less Treasury Stock (115,000 shares at
  June 30, 1995 and December 31, 1994),
  at cost                                  								    109,000	      109,000
                                           								___________   	___________
    Total Stockholders' Equity                  			  5,366,000  	  5,286,000
                                          									___________	   ___________

                                          									$15,332,000	   $13,559,000
                                          									===========   	===========

                     	The accompanying notes are an integral part
                              	of these financial statements.


                           	AMETECH, INC. AND SUBSIDIARIES

               	CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                        	(UNAUDITED)
                                        								Three Months Ended June 30,
                                        								___________________________
                                       								   1995	             1994
                                        								___________	    ___________
REVENUES                                 							$ 4,501,000	    $ 3,571,000

COSTS AND EXPENSES:
  Operating costs                          					  3,185,000    	  2,348,000
  General and administrative expense           	    599,000	        623,000
  Depreciation and amortization               		    443,000    	    491,000
  Interest expense			                         		    165,000	        102,000
  Other expense (income), net		                	     (4,000)	       (26,000)
	                                        							___________	     ___________
                                        								  4,388,000	      3,538,000
                                        								___________	     ___________

EARNINGS BEFORE INCOME TAXES                 			    113,000	         33,000
                                         							___________	     ___________

INCOME TAX EXPENSE (BENEFIT):
  Current                                							     22,000    	     27,000
  Deferred                                						     25,000    	    (28,000)
                                        								___________	     ___________
                                        								     47,000	         (1,000)
                                        								___________	     ___________

NET EARNINGS                              						     66,000	         34,000

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                               						  2,291,000	      2,149,000
                                        								___________	    ___________

RETAINED EARNINGS AT END OF PERIOD            		$ 2,357,000	    $ 2,183,000
                                        								===========    	===========
EARNINGS PER COMMON SHARE:
  Earnings per common share                  			$      0.00	    $      0.00
                                        								===========    	===========
  Weighted average shares outstanding          	 13,731,119	     13,648,106
                                        								===========	    ===========

                      	The accompanying notes are an integral part
                            	of these financial statements.

                          AMETECH, INC. AND SUBSIDIARIES

            	CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                     	(UNAUDITED)
                                          							 Six Months Ended June 30,
                                           						___________________________
                                          								   1995       	    1994
                                             					___________	   ___________
REVENUES                                   							$ 8,297,000	   $ 6,813,000

COSTS AND EXPENSES:
  Operating costs                            					  5,899,000      4,612,000
  General and administrative expense             	  1,138,000	     1,170,000
  Depreciation and amortization                 		    875,000        982,000
  Interest expense                           					    299,000        180,000
  Other expense (income), net                  			    (33,000)       (63,000)
                                           								___________	  ___________
                                          								  8,178,000   	  6,881,000
                                           								___________	  ___________

EARNINGS (LOSS) BEFORE INCOME TAXES              	    119,000	       (68,000)
                                          								___________	   ___________

INCOME TAX EXPENSE (BENEFIT):
  Current	                                  						    (17,000)	      28,000
  Deferred                                  						     66,000	      (72,000)
                                          								___________	  ___________
                                             					     49,000	      (44,000)
                                          								___________	  ___________

NET EARNINGS (LOSS)	                          				     70,000	      (24,000)

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                                					 	  2,287,000	    2,207,000
                                          								___________	  ___________

RETAINED EARNINGS AT END OF PERIOD		              $ 2,357,000	  $ 2,183,000
                                            						===========  	===========
EARNINGS PER COMMON SHARE:
  Earnings per common share                    			$      0.01	  $      0.00
                                          								===========	  ===========
  Weighted average shares outstanding            	 13,719,727	   13,633,861
                                             					===========  	===========

                 	The accompanying notes are an integral part of these financial statements.

                          AMETECH, INC. AND SUBSIDIARIES

                      	CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     	(UNAUDITED)
                                         								 Six Months Ended June 30,
	                                        							___________________________
                                       								   1995	         	    1994
                                        								___________	    ___________
Cash Flows From Operating Activities:
  Cash collected from customers               		$ 8,102,000	    $ 6,464,000
  Interest paid                            					   (305,000)   	   (180,000)
  Interest received                        					     32,000    	     42,000
  Cash paid to employees and other
    suppliers of goods and services            	 (6,667,000)	    (5,789,000)
  Income taxes refunded (paid)                		    (92,000)   	     60,000
                                        								___________	    ___________
Net Cash Provided by Operating
  Activities                             						  1,070,000     	    597,000
                                       								___________	     ___________

Cash Flows From Investing Activities:
  Additions to property and equipment	          (2,309,000)	     (1,252,000)
  Proceeds from disposal of equipment         	     93,000	           2,000
  Proceeds from sale of subsidiary           		     18,000	           7,000
  Payments received on notes receivable       	    112,000     	     93,000
  Permit acquisition costs	                  		          -     	    (20,000)
	                                        						___________	      ___________

Net Cash Used in Investing Activities         	 (2,086,000)	      (1,170,000)
                                       								___________	      ___________

Cash Flows From Financing Activities:
  Proceeds of long-term debt                			  1,937,000      	  1,182,000
  Payments on long-term debt                			   (975,000)     	   (610,000)
  Sale of unissued stock                   				     10,000	           13,000
                                        								___________	     ___________
Net Cash Provided by Financing
   Activities                            						    972,000	          585,000
                                        								___________	     ___________
Net Increase (Decrease) in Cash and
  Cash Equivalents                         				    (44,000)	          12,000
                                        								___________	     ___________
Cash and Cash Equivalents at Beginning
  of Year                               							     45,000	           19,000
                                        								___________	     ___________
Cash and Cash Equivalents at End
  of Period                                  			$     1,000	     $    31,000
                                        								===========	     ===========

                    	The accompanying notes are an integral part
                             	of these financial statements.


	                        AMETECH, INC. AND SUBSIDIARIES

                   	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  	JUNE 30, 1995



1. The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

    The Consolidated Balance Sheet as of June 30, 1995 and the related Statements of Operations and Retained Earnings and Statements of Cash Flows for the three and six month periods ended June 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements Company's annual financial statements and notes; therefore, these financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which are incorporated herein by reference.

2.  EARNINGS PER SHARE

   	Earnings per common share is based upon the weighted average number of common shares outstanding during the respective three and six-month periods. All outstanding stock options are considered anti-dilutive and are not included in the calculation for earnings per share.

                          AMETECH, INC. AND SUBSIDIARIES

                   	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  	JUNE 30, 1995


3.  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

    The reconciliation of net earnings (loss) to net cash provided by operating activities for the three and six months ended June 30, 1995 and 1994, is as follows:

                                           					 Six months ended June 30,
                                          				_____________________________
	                                              	  1995		             1994
	                                       						__________		       __________
Net Earnings (Loss)                      					$   70,000		       $ (24,000)
	  Adjustments to reconcile net income
	    (loss) to cash provided by operating
	    activities
	  Depreciation and amortization            			   875,000		         982,000
	  Deferred income taxes                   				    66,000       		  (72,000)
	  Increase in accounts receivable           		  (194,000)	      	 (348,000)
	  Increase in prepaid expenses             			  (449,000)      		 (198,000)
	  Increase In other assets                 			   (31,000)		        (18,000)
	  Loss on sale of property                 			    11,000		           4,000
	  Gain on sale of subsidiary               			   (35,000)	      	  (20,000)
	  Increase in accounts payable
	    and accrued liabilities	                		   727,000	       	  291,000
	  Write-off of bad debts	                  			    25,000		               -
	  Other                                 						     5,000		               -
                                       								__________	      	__________

	  Net Cash Provided by Operating Activities	  $1,070,000		      $ 597,000
                                       								==========		      ==========

4.  CHANGE IN ACCOUNTING ESTIMATE

    Effective January 1, 1995, the Company elected to change the estimated useful life for tractors from seven to ten years to more closely approximate the useful life of such assets. The effect of this change was to increase net income for the six months ended June 30, 1995 by $128,000 ($.01 per share), summarized as follows:

            		Effect of life of tractors	    $217,000
	            	Less:  Tax effect of change   	  89,000
		                                      					________
		            Increase in net income		       $128,000

                        AMETECH, INC. AND SUBSIDIARIES

                	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                	JUNE 30, 1995



5.  COMMITMENTS AND CONTINGENCIES

    On January 3, 1992, seven individual plaintiffs filed a Petition against the Company's transportation subsidiary, Environmental Transportation Services, Inc. ("ETS"), and Dyna-Turn of Oklahoma Incorporated ("Dyna-Turn"), in the District Court of Oklahoma County. The seven plaintiffs, who were employees at a waste incineration facility in Miami, Oklahoma, claim that Dyna-Turn generated solid waste which was contaminated with toxic and hazardous chemicals, and that this solid waste was transported by ETS to the incineration facility for disposal. The plaintiffs claim that Dyna-Turn and ETS were engaged in ultra-hazardous activities during the generation and transportation of the waste, were negligent during the generation and transportation of the waste, and failed to warn the plaintiffs of the hazardous nature of the waste or of its harmful side effects.

    The plaintiffs claim they sustained personal injuries and lost earnings and are seeking unspecified actual damages in excess of $10,000 and punitive damages.

    In March 1993, the Company learned that its insurance carrier had denied coverage for the plaintiffs' claims. The Company has instructed its attorneys to vigorously defend the litigation. The case is in its early stages and involves facts yet unknown to the Company. The Company believes that ETS has valid defenses to the plaintiffs' claims, but at this stage of litigation, the Company is unable to determine the amount of its potential exposure to loss, if any.

    At June 30, 1995, the Company had purchase commitments totaling approximately $1,300,000 relating to equipment for which delivery will take place in 1996.

                        AMETECH, INC. AND SUBSIDIARIES

                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 	JUNE 30, 1995


6.	 SUBSEQUENT EVENTS

    Effective July 20, 1995, the Company's wholly owned transportation subsidiary, Environmental Transportation Services, Inc. ("ETS"), purchased from Smith Systems Transportation, Inc. ("SST") certain of SST's transportation-related assets, which consisted primarily of assets comprising the hazardous waste transportation activities of SST, for approximately $519,000. Pursuant to the agreement between ETS and SST, ETS is to also pay to SST an amount equal to 4% of net revenues collected and received by ETS from certain of SST's existing customers at time of closing, with certain limited exceptions, during the period of the first three years from the date of the agreement. ETS did not assume any of the debts, liabilities or obligations of SST as a result of the purchase of the assets.

    On August 17, 1995, the Company, through its wholly owned transportation subsidiary, ETS, consummated the acquisition of all of the outstanding capital stock of Dwight Trucking, Inc. ("Dwight"), located in Bakersfield, California. Dwight is a hazardous and non-hazardous waste transporter. Although the transaction was consummated on August 17, 1995 (the "Closing Date"), the parties contracted that the transaction was to be deemed effective as of July 1, 1995, for all purposes. The purchase price for the stock of Dwight was approximately $1,272,029 ("Purchase Price"), which consisted of (i) $973,000, (ii) approximately $160,657, which represented the aggregate amount of cash held by Dwight as of the closing, less cash (a) relating to services rendered or performed by Dwight on or after July 1, 1995, and (b) which constitutes deposits for future services, trust funds, escrow accounts or which is owned by parties other than Dwight,(iii) approximately $108,244, which represented an amount equal to ordinary and necessary business expenses of Dwight paid by Dwight after June 30, 1995, to the Closing Date,
    (iv) approximately $55,229, which represented an amount equal to the outstanding receivables of Dwight as of June 30, 1995, not collected by Dwight as of the Closing Date (the "Receivables"), less (v) the liabilities of Dwight set forth on Dwight's balance sheet dated June 30, 1995. At the Closing Date the Company paid approximately $1,216,800 of the Purchase Price, with approximately $55,229 of the Purchase Price, being an amount equal to the Receivables, to be paid in installments on or before the fifth business day of each month following the Closing
    Date. The amount of each installment shall be equal to the Receivables actually collected, in good funds, after the Closing Date by Dwight during the previous month. If any Receivables have not been collected by July 31, 1996, Dwight is to assign, without recourse and any representations or warranties, the unpaid Receivables in full satisfaction of the Company's obligation to pay the balance of the Purchase Price. In addition, the Company leased from the sellers of the stock of Dwight the transportation terminal located in Bakersfield, California, utilized by Dwight, for a period of five years, at a rental of $2,900 per month, with an option to extend for another five-year term at a rental of $2,900 per month adjusted for cumulative increase in the consumer price index for the Southern California Region from commence-ment of the initial five-year lease term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended June 30, 1995 Compared to Quarter Ended June 30, 1994

Net income for the quarter ended June 30, 1995 was $66,000, as compared to $34,000 in net income for the quarter ended June 30, 1994. This increase in net income of $32,000 was attributable to a higher gross margin (revenues less operating costs) of $93,000, lower general and administrative expenses of $24,000 and decreased depreciation expense of $48,000. These increases in net income were partially offset by an increase in interest expense of $63,000.

Total revenues were $4,501,000 and $3,571,000 for the quarters ended June 30, 1995 and 1994, respectively. This increase was largely due to increases in transportation and related revenues of $570,000 and to increases in project and other non-transportation revenues of $360,000.

Transportation and related revenues were $4,022,000 and $3,452,000 for the second quarters of 1995 and 1994, respectively. Transportation revenue increased $513,000 which was attributable to an increase in miles generated in the second quarter of 1995. The Company's transportation fleet logged 2,233,000 miles in the second quarter ended June 30, 1995, as compared to 1,854,000 miles for the same quarter of 1994. This increase in mileage resulted from an increase of 24 tractors from 1994 to 1995. This increase in volume was partially offset by a decrease in the running mile rate of $.04 per mile, resulting from increased competition. Revenues from roll-off box rental decreased by $3,000 and other transportation revenues increased $60,000 due largely to an increase in trailer rental revenue.

Project and other non-transportation revenues increased by $360,000 due to an increase of $227,000 in revenues generated by the Company's remediation subsidiary due to a project started in March 1995 and to $178,000 in revenues recorded in the second quarter of 1995 by the Company's non-hazardous waste processing facility located in Florida, which began operation in May 1994.

Operating costs increased $837,000, from $3,185,000 in the second quarter of 1995 to $2,348,000 for the same quarter last year. This represents an increase of 5 percentage points when expressed as a percentage of total revenues.

Operating costs related to transportation services were $2,806,000 and $2,219,000 for the quarters ended June 30, 1995 and 1994, respectively. These amounts represent 69.8% and 64.3% of transportation and related revenues for the respective second quarters of 1995 and 1994. This increase in the percentage of operating costs to revenues resulted from the lower running mile rate as discussed earlier and to increased operating costs for trailer rental and owner/operator expenses.

Operating costs associated with the Company's non-hazardous waste processing facility in Florida increased $109,000 for the second quarter of 1995. This facility did not become operational until May 1994, and incurred only $30,000 in operating costs for the second quarter of 1994.

Operating costs incurred by the Company's remediation subsidiary increased $204,000 from 1994 to 1995 due to a single remediation project that started in March 1995.

General and administrative expenses decreased $24,000 due largely to the reduction in force which occurred in the fourth quarter of 1994.

Depreciation expense decreased $48,000 from 1994 to 1995 due to the Company changing the estimated useful life for its tractors from seven (7) years to ten (10) years to more closely approximate the useful life of such assets. This change was effective January 1, 1995.

Interest expense increased $63,000 due to increased debt and higher interest rates.

Six Months Ended June 30, 1995, compared to Six Months Ended June 30, 1994.

Net income was $70,000 for the six months ended June 30, 1995, as compared to a net loss of $24,000 for the same period last year. This increase in net income is due to an increase in the gross margin of $197,000 as well as decreases in general and administrative expense and depreciation expense of $32,000 and $107,000, respectively. These increases in net income were partially offset by or increase in 0 interest expense of $119,000.

Total revenues increased $1,484,000 from 1994 to 1995. This increase is due to an increase in transportation and related revenues of $969,000 and an increase in project an other non-transportation revenues of $620,000. These increases in revenue were partially offset by a decrease in waste brokerage revenue of $105,000.

Transportation and related revenues were $7,578,000 and $6,609,000 for 1995 and 1994, respectively. This increase was caused largely by an increase in transportation revenues of $830,000 and an increase in trailer rental income of $249,000. These increases were partially offset by reduced sub-contract and trip-lease revenues of $187,000.

Transportation revenues increased from $5,220,000 for the first half of 1994 to $6,050,000 for the first half of 1995. This increase was due to increased volume in 1995. The Company's transportation fleet logged 4,244,000 miles in 1995 as compared to 3,526,000 miles in 1994. This increase in volume was attributable to an increase of 20 tractors in 1995. This increase in volume was partially offset by a $.06 per mile decrease in the running mile rate due to increased competition.

Waste brokerage revenue decreased from $112,000 in the first half of 1994 to $7,000 for the first half of 1995. The Company continues to de-emphasize its brokerage business due to the low margins and the potential liability related to the brokerage business.

Project and other revenues increased by $620,000 due largely to an increase of $307,000 in revenues generated by the Company's remediation subsidiary on a single remediation project started in March 1995, and to $335,000 in revenues recorded in the first half of 1995 by the Company's non-hazardous waste processing facility located in Florida, which began operation in May 1994.

Operating costs were $5,899,000 and $4,612,000 for the six month periods ended June 30, 1995 and June 30, 1994, respectively. This increase of $1,287,000 relates to an increase of 3.4 percentage points when expressed as a percentage of total revenues.

Operating costs related to transportation services increased $967,000, from $4,388,000 in 1994 to $5,355,000 in 1995. When expressed as a percentage of transportation and related revenues, operating costs were 66.4% and 70.7% of revenues for 1994 and 1995, respectively. This increase in the percentage of operating costs from 1994 to 1995 is attributable to the lower running mile rate as discussed earlier and to increases in owner/operator expenses and equipment rental costs.

Operating costs attributable to waste brokerage services decreased $79,000 due to the reason mentioned earlier.

The Company's remediation subsidiary incurred increased expenses in 1995 of $278,000 due to the project mentioned earlier.

Operating expenses related to the Company's non-hazardous waste processing facility in Florida increased $196,000 from 1994 to 1995. This facility did not begin operations until May 1994.

General and administrative expenses decreased $32,000 from 1994 to 1995 due largely to the reduction in force which occurred in the fourth quarter of 1994. This reduction was partially offset by an increase in general and administrative expenses for the Florida facility.

Depreciation expense decreased $107,000 from 1994 to 1995 due to the Company changing the estimated useful life for its tractors from seven (7) years to ten (10) years to more closely approximate the useful life of such assets. This change was effective January 1, 1995.

Interest expense increased $119,000 due to increased debt and higher interest rates.

Liquidity and Capital Resources

Working capital decreased from $192,000 at December 31, 1994 to a negative $105,000 at June 30, 1995. This decrease resulted from cash used to fund certain capital expenditures that are not financed through the Company's existing equipment financing sources and to increase current maturities of long-term debt.

In April 1995, the Company renewed its revolving line of credit under substantially the same terms as before. This line of credit is (1) collateralized by accounts receivable, inventories and contract rights;
(2) limited to $2,000,000; and (3) expires in April 1996. The revolving line of credit provides for advances at 80% of eligible receivables and bears an annual interest rate of the national prime rate plus 1%, 2% or 3%, depending on cash flow ratio. The amounts borrowed under this line of credit were $902,000 and $994,000 at June 30, 1995, and December 31, 1994,
respectively. As of June 30, 1995, the Company had approximately $882,000 of unused available borrowing capacity, based on eligible collateral, under its revolving line of credit. Management expects that this line of credit will be renewed upon its expiration in April 1996, but there is no assurance that this will occur. If it is not renewed, such could have a material adverse effect on the Company's liquidity.

In March 1995, the Company entered into a third amended agreement with an equipment lender which was made a part of an existing agreement between the Company and this lender. Under the original equipment lending agreement, the Company had refinanced a majority of its transportation equipment with this lender in September 1993. The third amended agreement with the equipment lender provides for additional equipment financing for up to approximately $2,200,000 of equipment purchases. The terms under this third amendment are substantially the same as those contained in the original agreement. At June 30, 1995, the Company had borrowed $525,000 under this agreement.

Pursuant to the terms of the equipment lending agreement, the Company was to maintain a cash flow ratio of 1.25 to 1. At June 30, 1995, the Company's cash flow ratio was 1.19 to 1. The agreement has been amended to provide that the Company will maintain a cash flow ratio of 1.10 to 1 or greater.

The Company made capital expenditures of $2,309,000 in the first six months of 1995 which consisted primarily of transportation equipment. These purchases were funded with the above lender as well as other equipment lenders which have done business with the Company in the past.

Effective July 20, 1995, the Company, through its wholly owned transportation subsidiary, Environmental Transportation Services, Inc. ("ETS"), purchased from Smith Systems Transportation, Inc. ("SST") certain of SST's transportation-related assets, which consisted primarily of assets comprising the hazardous waste transportation activities of SST. The
Company paid approximately $519,000 for such assets, with approximately $495,000 borrowed by the Company under its equipment line of credit and the balance paid from working capital. In additioin, ETS agreed that for a period of three (3) years from July 20, 1995, to pay SST an amount equal to 4% of the net revenues collected and received by ETS from certain of SST's existing customers at the time of such acquisition, with certain limited exceptions, which will be paid from ETS' working capital. ETS did not assume any of the debts, obligations or liabilities of SST in connection with the acquisition of the assets. ETS leased one (1) of the terminals previously utilized by SST, located in Denver, Colorado.

On August 17, 1995, ETS, the Company's wholly-owned transportation subsidiary, acquired all of the outstanding capital stock of Dwight Trucking, Inc. ("Dwight"), located in Bakersfield, California. Dwight is a hazardous waste transporter. Although the transaction was consummated on August 17, 1995
(the "Closing Date"), the parties agreed that for all purposes the transaction was to be deemed effective as of July 1, 1995 ("Effective Date"). The purchase price for the stock of Dwight was approximately $1,272,029 ("Purchase Price"), which consisted of (i) $973,000, (ii) approximately $160,657, which represented the aggregate amount of cash held by Dwight as of the closing, less cash (a) relating to services rendered or performed by Dwight on or after July 1, 1995, and (b) which constitutes deposits for future services, trust funds, escrow accounts or which is owned by parties other than Dwight, (iii) approximately $108,244, which represented an amount equal to ordinary and necessary business expenses of Dwight paid by Dwight from July 1, 1995, to the closing, (iv) 55,229, which represented an amount equal to the outstanding receivables of Dwight as of June 30, 1995, not collected as of the Closing Date (the "Receivables"), less (v) the liabilities of Dwight set forth on Dwight's balance sheet, dated June 30, 1995. At the Closing Date the Company paid approximately $1,216,800 of the Purchase Price, with approximately $160,651 being from cash held by Dwight, $233,144 from working capital and the balance through borrowings under the Company's equipment line of credit. Approximately $55,229 of the Purchase Price, being an amount equal to the Receivables, is to be paid in installments on or before the fifth business day of each month following the Closing Date. The amount of each installment shall be equal to the Receivables actually collected, in good funds, after the Closing Date by Dwight during the previous month. If any Receivables have not been collected by July 31, 1996, Dwight is to assign, without recourse and any representations or warranties, the unpaid Receivables in full satisfaction of the Company's obligation to pay the balance of the Purchase Price. In addition, the Company leased from the sellers of the stock of Dwight the transportation terminal located in Bakersfield, California, for a period of five years, at a rental of $2,900 per month, with an option to extent for another five-year term, at a rental of $2,900 per month adjusted for cumulative increase in the consumer price index for the Southern California Region from commencement of the lease to the termination of the initial five-year lease term.

Management expects these acquisitions to have a positive impact on the financial condition of the Company but there are no assurances to that effect.

After completion of the acquisition of assets from SST and the purchase of the capital stock of Dwight, the Company had approximately $542,000 of unused available borrowing capacity, based on eligible collateral as of July 31, 1995, under its revolving line of credit.

The Company currently has executed purchase orders totalling approximately $1,300,000 for transportation equipment and will take delivery of this equipment in 1996. The Company anticipates financing this equipment through various lenders with which it has had a favorable relationship in the past. Some of this equipment is being purchased in anticipation of increased customer demand for the Company's services. If the customer demand does not materialize, it could have a material adverse effect on the Company's liquidity.

The Company believes that its present lines of credit and collection of receivables should be sufficient to enable the Company to meet its presently foreseeable working capital and capital expenditures requirements for 1995.

                                      PART II


                                 	OTHER INFORMATION

Item 5.  Other Information

     On July 20, 1995, the Company's wholly owned subsidiary, Environmental Transportation Services, Inc. ("ETS"), acquired certain assets from Smith Systems Transportation, Inc. ("SST"). On August 17, 1995, effective as of July 1, 1995, ETS acquired all of the outstanding stock of Dwight Trucking, Inc. ("Dwight"). See Note 6 "Subsequent Events" to Notes to Consolidated Financial Statements and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity & Capital e acquisition of all of the outstanding capital stock of Dwight.

Item 6.  Exhibits and Reports on Form 8-K

	   (a)	Exhibits

			     2.1	Asset Purchase Agreement, dated July 20, 1995, between Environ-
            mental Transportation Services, Inc. and Arthur Smith & Son
            Trucking, Inc., Monte Smith and Mary Smith.  The Agreement
            contains a list of omitted schedules, which schedules the
            Company agrees to furnish to the Commission upon request.

			     2.2	Stock Purchase Agreement, dated August 17, 1995, between
            Environmental Transportation Services, Inc. and Dale Dwight and
            Sam Dwight.  The Agreement contains a list of omitted schedules, which schedules the Company agrees to furnish to the Commission upon request.

			     27	 Financial Data Schedule

	   (b)	Reports on Form 8-K

     			No report on Form 8-K was filed by the Company during the quarter for which this report was filed.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on the 21st day of August, 1995.


                                							AMETECH, Inc.



                                							By /s/ Carl B. Anderson, Jr.
                                    			  ______________________________
							                                  	Carl B. Anderson, Jr.
                                  								Chief Executive Officer



                                 					 By  /s/ Kerry Willingham
							                                  ______________________________
								                                  Kerry Willingham
								                                  Vice President of Finance





ISTE:\A-C\AMETECH\10Q\10Q-695.3