Form 10-Q
period 1995-09-30
AMETECH INC
filed 1995-11-20
CIK 1969

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the period ended:  September 30, 1995

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

     As of November 17, 1995, the Registrant had 13,754,935 shares of common stock issued and outstanding (excluding 115,000 shares of common stock held as treasury stock).

                        FORM 10-Q OF AMETECH, INC.

                             TABLE OF CONTENTS



                                  PART I


                                                                 Page
Item 1.        Financial Statements....................       1


Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.........................      11


                                  PART II


Item 6.        Exhibits and Reports on Form 8-K........      17



SIGNATURES     ........................................      18
                                  PART I


                           FINANCIAL INFORMATION


     The accompanying Consolidated Balance Sheet as of
September 30, 1995, and the related Statements of Operations and Retained Earnings and Statements of Cash Flows for the three and nine month periods ended September 30, 1995, and 1994, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes; therefore, these financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which are incorporated herein by reference.

                      AMETECH, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                    September 30,      December 31,
                                        1995               1994
                                     ____________      ___________
                                     (unaudited)

                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $    28,000    $    45,000
  Accounts receivable                     4,266,000      3,420,000
  Prepaid expenses                          612,000        144,000
  Other                                     361,000        245,000
                                        ___________    ___________
     Total Current Assets                 5,267,000      3,854,000
                                        ___________    ___________

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation of
  $9,364,000 and $8,203,000 at
  September 30, 1995 and December 31,
  1994, respectively:
     Transportation equipment             9,807,000      7,446,000
     Buildings and other                  2,087,000      1,995,000
                                        ___________    ___________
                                         11,894,000      9,441,000
                                        ___________    ___________

OTHER ASSETS, net of accumulated
  amortization of $308,000 and
  $263,000 at September 30, 1995
  and December 31, 1994,
  respectively                              458,000        264,000
                                        ___________    ___________


                                        $17,619,000    $13,559,000
                                        ===========    ===========




               The accompanying notes are an integral part
                      of these financial statements.

                         AMETECH, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                                           September 30,    December 31,
                                               1995             1994
                                           ____________     ___________
                                            (unaudited)

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities    $ 2,080,000    $ 1,083,000
 Current maturities of long-term obligations   3,706,000      2,579,000
                                             ___________    ___________
     Total Current Liabilities                 5,786,000      3,662,000
                                             ___________    ___________

DEFERRED INCOME TAXES                          1,312,000        894,000
                                             ___________    ___________

LONG-TERM OBLIGATIONS, net of current
  maturities                                   5,109,000      3,717,000
                                             ___________    ___________

STOCKHOLDERS' EQUITY:
  Common stock of $.01 par value at
    September 30, 1995, and December 31,
    1994; 25,000,000 shares authorized
    at September 30, 1995, and December 31,
    1994; 13,865,409 and 13,806,382 shares
    issued at September 30, 1995, and
    December 31,1994, respectively               139,000        138,000
  Additional paid-in capital                   2,983,000      2,970,000
  Retained earnings                            2,399,000      2,287,000
                                             ___________    ___________
                                               5,521,000      5,395,000

Less - Treasury Stock (115,000 shares at
  September 30, 1995 and December 31,
  1994), at cost                                 109,000        109,000
                                             ___________    ___________
    Total Stockholders' Equity                 5,412,000      5,286,000
                                             ___________    ___________

                                             $17,619,000    $13,559,000
                                             ===========    ===========

                 The accompanying notes are an integral part
                        of these financial statements.

                      AMETECH, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                (UNAUDITED)

                                            Three Months Ended
                                               September 30,
                                        ___________________________
                                           1995            1994
                                        ___________    ___________
REVENUES                                $ 4,966,000    $ 3,971,000

COSTS AND EXPENSES:
  Operating costs                         3,466,000      2,747,000
  General and administrative expense        734,000        615,000
  Depreciation and amortization             506,000        496,000
  Interest expense                          208,000        122,000
  Other expense (income), net               (28,000)        18,000
                                        ___________    ___________
                                          4,886,000      3,998,000
                                        ___________    ___________

EARNINGS (LOSS) BEFORE INCOME TAXES          80,000        (27,000)
                                        ___________    ___________

INCOME TAX EXPENSE (BENEFIT):
  Current                                  (102,000)        (5,000)
  Deferred                                  140,000          6,000
                                        ___________    ___________
                                             38,000          1,000
                                        ___________    ___________

NET EARNINGS (LOSS)                          42,000        (28,000)

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                               2,357,000      2,183,000
                                        ___________    ___________

RETAINED EARNINGS AT END OF PERIOD      $ 2,399,000    $ 2,155,000
                                        ===========    ===========
LOSS PER COMMON SHARE:
  Loss per common share                 $      0.00    $     (0.00)
                                        ===========    ===========
  Weighted average shares outstanding    13,745,429     13,672,122
                                        ===========    ===========

                The accompanying notes are an integral part
                       of these financial statements.

                        AMETECH, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                 (UNAUDITED)

                                             Nine Months Ended
                                               September 30,
                                        ___________________________
                                           1995            1994
                                        ___________    ___________
REVENUES                                $13,263,000    $10,784,000
                                        ___________    ___________
COSTS AND EXPENSES:
  Operating costs                         9,365,000      7,359,000
  General and administrative expense      1,872,000      1,785,000
  Depreciation and amortization           1,381,000      1,478,000
  Interest expense                          507,000        302,000
  Other expense (income), net               (61,000)       (45,000)
                                        ___________    ___________
                                         13,064,000     10,879,000
                                        ___________    ___________

EARNINGS (LOSS) BEFORE INCOME TAXES         199,000        (95,000)
                                        ___________    ___________

INCOME TAX EXPENSE (BENEFIT):
  Current                                  (119,000)        23,000
  Deferred                                  206,000        (66,000)
                                        ___________    ___________
                                             87,000        (43,000)
                                        ___________    ___________

NET EARNINGS (LOSS)                         112,000        (52,000)

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                               2,287,000      2,207,000
                                        ___________    ___________

RETAINED EARNINGS AT END OF PERIOD      $ 2,399,000    $ 2,155,000
                                        ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE:
  Earnings per common share             $      0.01    $     (0.00)
                                        ===========    ===========
  Weighted average shares outstanding    13,728,389     13,646,509
                                        ===========    ===========

                The accompanying notes are an integral part
                       of these financial statements.

                        AMETECH, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                            Nine Months Ended
                                              September 30,
                                        ___________________________
                                           1995            1994
                                        ___________    ___________
Cash Flows From Operating Activities:
  Cash collected from customers         $12,314,000    $10,331,000
  Interest paid                            (513,000)      (302,000)
  Interest received                          47,000         61,000
  Cash paid to employees and other
    suppliers of goods and services     (10,563,000)    (8,892,000)
  Income taxes refunded (paid)              (80,000)       124,000
                                        ___________    ___________
Net Cash Provided by Operating
  Activities                              1,205,000      1,322,000
                                        ___________    ___________

Cash Flows From Investing Activities:
  Additions to property and equipment    (3,950,000)    (2,529,000)
  Proceeds from disposal of equipment       126,000        156,000
  Proceeds from sale of subsidiary           18,000          7,000
  Payments received on notes receivable     158,000        140,000
  Permit acquisition costs                        -        (20,000)
  Acquisition Costs                        (107,000)             -
                                        ___________    ___________

Net Cash Used in Investing Activities    (3,755,000)    (2,246,000)
                                        ___________    ___________

Cash Flows From Financing Activities:
  Proceeds of long-term debt              3,918,000      1,931,000
  Payments on long-term debt             (1,399,000)    (1,044,000)
  Sale of unissued stock                     14,000         18,000
                                        ___________    ___________
Net Cash Provided by Financing
   Activities                             2,533,000        905,000
                                        ___________    ___________
Net Increase (Decrease) in Cash and
  Cash Equivalents                          (17,000)       (19,000)
                                        ___________    ___________
Cash and Cash Equivalents at Beginning
  of Year                                    45,000         19,000
                                        ___________    ___________
Cash and Cash Equivalents at End
  of Period                             $    28,000    $         0
                                        ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Non-cash portion of acquisition of
   Dwight Trucking, Inc.                $   204,000    $         -

                The accompanying notes are an integral part
                       of these financial statements.

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1995



1. The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

2.   EARNINGS PER SHARE

     Earnings per common share is based upon the weighted average number of common shares outstanding during the respective three and nine-month periods. All outstanding stock options are considered anti-dilutive and are not included in the calculation for earnings per share.

3.   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
     ACTIVITIES

     The reconciliation of net earnings (loss) to net cash provided by operating activities for the nine months ended
     September 30, 1995 and 1994, is as follows:

                                             Nine months ended September 30,
                                             ______________________________
                                                1995                1994
                                             __________          __________
     Net Earnings (Loss)                     $  112,000          $  (52,000)
       Adjustments to reconcile net income
         (loss) to cash provided by operating
         activities
       Depreciation and amortization          1,381,000           1,478,000
       Deferred income taxes                    146,000             (66,000)
       Increase in accounts receivable         (949,000)           (452,000)
       Increase in prepaid expenses            (468,000)            (64,000)
       (Increase) Decrease in other assets      (48,000)             68,000
       Gain on sale of property                 (17,000)            (85,000)
       Gain on sale of subsidiary               (44,000)            (27,000)
       Increase in accounts payable
         and accrued liabilities              1,043,000             482,000
       Write-off of bad debts                    41,000              36,000
       Other                                      8,000               4,000
                                              __________          __________

   Net Cash Provided by Operating Activities  $1,205,000          $1,322,000
                                              ==========          ==========

                       AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1995



4.   CHANGE IN ACCOUNTING ESTIMATE

     Effective January 1, 1995, the Company elected to change the estimated useful life for tractors from seven to ten years and to capitalize the cost of new and replacement tires to more closely approximate the useful life of such assets. The capitalized cost of the tires is included in prepaid assets and is amortized over the estimated useful life of the tires.

     The effect of these changes was to increase net income for the nine months ended September 30, 1995 by $310,000 ($.02 per share), summarized as follows:

          Effect of life of tractors    $316,000
          Effect of tires                233,000

          Less:  Tax effect of change    239,000
                                        ________
          Increase in net income        $310,000
                                        ========

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

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1995


5.   COMMITMENTS AND CONTINGENCIES -- Continued

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

     At September 30, 1995, the Company had purchase commitments totaling approximately $157,000 relating to equipment for which delivery will take place in the fourth quarter of 1995.

6.   ACQUISITION OF ASSETS OF SMITH SYSTEMS TRANSPORTATION, INC.

     Effective July 20, 1995, the Company's wholly-owned transportation subsidiary, Environmental Transportation Services, Inc. ("ETS"), purchased from Smith Systems Transportation, Inc. ("SST") certain of SST's transportation-related assets, which consisted primarily of assets comprising the hazardous waste transportation activities of SST, for approximately $519,000. Pursuant to the agreement between ETS and SST, ETS is to also pay to SST an amount equal to 4% of net revenues collected and received by ETS from certain of SST's existing customers at time of closing, with certain limited exceptions, during the period of the first three years from the date of the agreement. ETS did not assume any of the debts, liabilities or obligations of SST as a result of the purchase of the assets.

7.   ACQUISITION OF DWIGHT TRUCKING, INC.

     On August 17, 1995, the Company, through its wholly-owned transportation subsidiary, ETS, consummated the acquisition of all of the outstanding capital stock of Dwight Trucking, Inc. ("Dwight"), located in Bakersfield, California. Dwight is a hazardous and non-hazardous waste transporter. Although the transaction was consummated on August 17, 1995 (the "Closing Date"), the parties contracted that the transaction was to be deemed effective as of July 1, 1995, for all purposes. The purchase price for the stock of Dwight was approximately $1,272,029 ("Purchase Price"), which consisted of (i) $973,000, (ii) approximately $160,657, which represented the

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1995

7.   ACQUISITION OF DWIGHT TRUCKING, INC. - Continued

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

     In addition, the Company leased from the sellers of the stock of Dwight the transportation terminal located in Bakersfield, California, utilized by Dwight, for a period of five years, at a rental of $2,900 per month, with an option to extend for another five-year term at a rental of $2,900 per month adjusted for cumulative increase in the consumer price index for the Southern California Region from commencement of the initial five-year lease term.

     The acquisition of Dwight has been accounted for as a purchase under generally accepted accounting principles. As a result, the Company has allocated the total cost of the acquisition to the acquired assets, based on their relative fair values. The results of operations of Dwight have been included in the Company's consolidated financial statements from the effective date, since the results of operations for July, 1995, were immaterial.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Quarter Ended September 30, 1995 Compared to Quarter Ended
September 30, 1994

The net income for the quarter ended September 30, 1995, was $42,000. This compares to a net loss of $28,000 for the same
quarter of last year.   This increase in net income was primarily
attributable to an increase in the gross margin of $276,000, which was primarily due to the Company's election to capitalize cost of tires over the useful life of the tires. See Note 4 to Consolidated Notes to Financial Statements. This was partially offset by an increase in general and administrative expenses of $119,000, and in interest expense of $86,000.

Total revenues were $4,966,000 and $3,971,000 for the quarters ended September 30, 1995 and 1994, respectively. This increase was largely attributable to an increase in transportation and related revenues of $1,056,000 due, in part, to the revenues generated by Dwight and the assets acquired by SST in July, 1995.

Transportation and related revenues were $4,844,000 and $3,788,000 for the third quarters of 1995 and 1994, respectively. This increase was attributable to an increase in miles generated during the third quarter of 1995 by the Company's transportation subsidiary, ETS, as well as revenues of Dwight Trucking, Inc. ("Dwight") that was acquired effective July 1, 1995. (See "Liquidity and Capital Resources" section below for a further discussion of the acquisition). This increase in miles was accomplished by an increase in the average number of tractors the Company ran in the third quarter of 1995 versus the same quarter last year due, in part, to the acquisition of Dwight and certain assets from SST. However, this increase in volume was partially offset by a decrease in the running mile rate of $.03 per mile due to increased competitive pressures. Other transportation revenues decreased $6,000 from 1994 to 1995.

Project and other non-transportation revenues decreased by $61,000 primarily due to no waste brokering revenues generated in the third quarter of 1995, as a result of the Company deciding to eliminate its waste brokering activity because the profits in this activity could not justify the potential liability of the Company in acting as a broker.

Operating costs increased $719,000 from $2,747,000 in the third quarter of 1994 to $3,466,000 in the third quarter of 1995. This represents an increase of 1 percentage point when expressed as a percentage of total revenues.

Operating costs related to transportation services were $3,408,000 and $2,563,000 for the quarters ended September 30, 1995 and 1994, respectively. These amounts represent 70% and 68% of transportation and related revenues for the respective third quarters of 1995 and 1994. This increase in the percentage of operating costs to revenues resulted from the lower running mile rate as discussed earlier and to increased operating costs for trailer rental and owner/operator expenses. However, these increases were partially offset by decreased tire costs due to the change in the way the Company accounts for tractor and trailer tires. The effect of this accounting change was to reduce tire expense by $233,000 for 1995. (See Note 4 in Notes to Consolidated Financial Statements.)

General and administrative expenses increased $119,000 due largely to increased personnel costs, travel and entertainment expenses and general and administrative costs for Dwight.

Depreciation expense increased $10,000 from 1994 to 1995. However, the Company changed the useful life on tractors from seven to ten years, which reduced depreciation expense in the third quarter of 1995 by $99,000.

Interest expense increased $86,000 from 1994 to 1995 due to increased debt and higher interest rates.

Nine Months Ended September 30, 1995, compared to Nine Months Ended September 30, 1994.

Net income for the nine-month period ended September 30, 1995, was $112,000, as compared to a $52,000 loss for the same period of 1994. This increase in net income was attributable to an increase in the gross margin of $473,000 due primarily to the Company's decision to capitalize the cost of tires over the useful life of the tires (see Note 4 to Consolidated Notes to Financial Statements), but was partially offset by increases in general and administrative expenses and interest expense of $87,000 and $205,000, respectively.

Total revenues increased $2,479,000 from 1994 to 1995. This increase is due to an increase in transportation and related revenues of $2,025,000 and an increase in other non-transportation revenues of $454,000.

Transportation and related revenues were $12,422,000 and $10,397,000 for the nine-month period ended September 30, 1995 and 1994, respectively. This increase was due largely to an increase in transportation revenues of $1,880,000 and to increased trailer rental revenue of $275,000, which is due, in part, to revenues generated by Dwight and the assets acquired from SST since their acquisitions in July, 1995. These increases in revenue were partially offset by decreases in subcontract/trip-lease revenues of $411,000.

Transportation revenues increased from $8,122,000 in 1994 to $10,002,000 in 1995. This increase was attributable to increased miles in 1995, and the acquisition of Dwight, effective July 1, 1995, and certain transportation assets from SST in July, 1995, but was partially offset by a $.03 per mile decrease in the running mile rate.

Waste brokerage revenue decreased $150,000 from 1994 to 1995 due to the Company eliminating its brokerage business because of the potential liability in connection therewith.

Project and other revenues increased by $604,000 due largely to an increase in revenues generated by the Company's remediation subsidiary on a single remediation project started in March, 1995, and to an increase in revenues generated by the Company's nonhazardous waste processing facility located in Florida, which began operation in May, 1994.

Operating costs were $9,365,000 and $7,359,000 for 1994 and 1995, respectively. This increase of $2,006,000 relates to an increase of 3 percentage points when expressed as a percentage of total revenues.

Operating costs related to transportation services increased $1,812,000 from 1994 to 1995. When expressed as a percentage of transportation and related revenues, operating costs were 67% and 71% of revenues for 1994 and 1995, respectively. This increase of 4 percentage points is attributable to the lower running mile rate as discussed earlier and to increased owner/operator and trailer rental expenses. However, these increases were partially offset by the change in the way the Company accounts for tractor and trailer tires. The effect of this accounting change was to reduce tire expense by $233,000 for 1995 (see Note 4 of Notes to Consolidated Financial Statements).

Operating costs attributable to waste brokerage services decreased $118,000 due to the reason mentioned earlier and the Company's remediation subsidiary incurred increased costs of $218,000 due to the project mentioned earlier.

Operating costs related to the Company's nonhazardous waste facility in Florida increased $221,000 from 1994 to 1995, which did not begin operation until May, 1994.

General and administrative expenses increased $87,000 from 1994 to 1995 due primarily to increased travel expenses and Dwight's general and administrative expenses. These were partially offset by decreased personnel costs.

Depreciation expense decreased $97,000 from 1994 to 1995. This decrease was due to increasing the useful life on tractors from seven to ten years which decreased depreciation for 1995 by $316,000.

Interest expense increased $205,000 due to increased debt and higher interest rates.

Liquidity and Capital Resources

Working capital decreased from $192,000 at December 31, 1994, to a negative $519,000 at September 30, 1995. This decrease resulted from cash used to fund certain capital expenditures that were not financed through the Company's existing equipment financing sources and to increased current maturities of long-term debt. The decrease in working capital was partially offset by an increase in prepaid expenses of $233,000 related to capitalizing tires (see
Note 4 of Notes to Consolidated Financial Statements).

In April 1995, the Company renewed its revolving line of credit with a bank. This line of credit is (1) collateralized by accounts receivable, inventories and contract rights; (2) limited to $2,000,000; and (3) expires in April, 1996. The revolving line of credit provides for advances at 80% of eligible receivables and bears an annual interest rate of the national prime rate plus 1%, 2% or 3%, depending on cash flow ratio. The amounts borrowed under this line of credit were $1,559,000 and $994,000 at September 30, 1995, and December 31, 1994, respectively. As of September 30, 1995, the Company had approximately $225,000 of unused available borrowing capacity, based on eligible collateral, under its revolving line of credit and was in compliance with all material loan covenants. The bank has requested that the Company move its credit facility to another lending institution by the expiration date of the current line of credit. Management is currently pursuing other lenders and expects that it will be able to secure a new line of credit by April 30, 1996, although there are no assurances that the Company will be successful in securing a new line of credit. If the Company is not successful in finding a new lender, such would have a material adverse effect on the Company's liquidity.

In March 1995, the Company entered into a third amended agreement with an equipment lender which was made a part of an existing agreement between the Company and this lender. Under the original agreement, the Company had refinanced a majority of its transportation equipment with this lender in September, 1993. The third amended agreement provides for additional equipment financing for up to approximately $2,200,000 of equipment purchases. The terms under this third amendment are substantially the same as those contained in the original agreement. At September 30, 1995, the Company had borrowed $1,843,000 under this agreement and was in compliance with all material loan covenants.

The Company made capital expenditures of $3,950,000 in the first nine months of 1995, which consisted primarily of transportation equipment and the purchase of certain assets from SST and the purchase of Dwight. (See Notes 6 and 7 to Notes to Consolidated Financial Statements.) These purchases were funded with the above lender, as well as other equipment lenders which have done business with the Company in the past.

Effective July 20, 1995, the Company, through its wholly-owned transportation subsidiary, Environmental Transportation Services, Inc. ("ETS"), purchased from Smith Systems Transportation, Inc. ("SST") certain of SST's transportation-related assets, which consisted primarily of assets comprising the hazardous waste transportation activities of SST. The Company paid approximately $519,000 for such assets, with approximately $495,000 borrowed by the Company under its equipment line of credit and the balance paid from working capital. In addition, ETS agreed that for a period of three years from July 20, 1995, to pay SST an amount equal to 4% of the net revenues collected and received by ETS from certain of SST's existing customers at the time of such acquisition, with certain limited exceptions, which will be paid from ETS' working capital. ETS did not assume any of the debts, obligations or liabilities of SST in connection with the acquisition of the assets. ETS leased a terminal previously utilized by SST, located in Denver, Colorado.

On August 17, 1995, ETS, the Company's wholly-owned transportation subsidiary, acquired all of the outstanding capital stock of Dwight, located in Bakersfield, California. Dwight is a hazardous waste transporter. Although the transaction was consummated on August 17, 1995 (the "Closing Date"), the parties agreed that for all purposes the transaction was to be deemed effective as of July 1, 1995 ("Effective Date"). The purchase price for the stock of Dwight was approximately $1,272,029 ("Purchase Price"), which consisted of (i) $973,000, (ii) approximately $160,657, which represented the aggregate amount of cash held by Dwight as of the closing, less cash (a) relating to services rendered or performed by Dwight on or after July 1, 1995, and (b) which constitutes deposits for future services, trust funds, escrow accounts or which is owned by parties other than Dwight, (iii) approximately $108,244, which represented an amount equal to ordinary and necessary business expenses of Dwight paid by Dwight from July 1, 1995, to the closing, (iv) 55,229, which represented an amount equal to the outstanding receivables of Dwight as of June 30, 1995, not collected as of the Closing Date (the "Receivables"), less (v) the liabilities of Dwight set forth on Dwight's balance sheet, dated June 30, 1995. At the Closing Date the Company paid approximately $1,216,800 of the Purchase Price, with approximately $160,651 being from cash held by Dwight, $233,144 from working capital and the balance through borrowings under the Company's equipment line of credit. Approximately $55,229 of the Purchase Price, being an amount equal to the

Receivables, is to be paid in installments on or before the fifth business day of each month following the Closing Date. The amount of each installment shall be equal to the Receivables actually collected, in good funds, after the Closing Date by Dwight during the previous month. If any Receivables have not been collected by July 31, 1996, Dwight is to assign, without recourse and any representations or warranties, the unpaid Receivables in full satisfaction of the Company's obligation to pay the balance of the Purchase Price. In addition, the Company leased from the sellers of the stock of Dwight the transportation terminal located in Bakersfield, California, for a period of five years, at a rental of $2,900 per month, with an option to extend for another five-year term, at a rental of $2,900 per month adjusted for cumulative increase in the consumer price index for the Southern California Region from commencement of the lease to the termination of the initial five-year lease term.

Management expects these acquisitions to have a positive impact on the financial condition of the Company, but there are no assurances to that affect.

The Company currently has executed purchase orders totaling approximately $156,000 for transportation equipment and will take delivery of this equipment in the fourth quarter of 1995. The Company has obtained financing for this equipment through a lender with which it has had a favorable relationship in the past. This equipment is being purchased in anticipation of increased customer demand for the Company's services. If the demand for the Company's services does not materialize, such could have an adverse effect on the Company's liquidity.

The Company believes that its present revolving line of credit and collection of receivables may not be sufficient to enable the Company to meet all of its presently foreseeable working capital and capital expenditures requirements. As discussed above, the Company is attempting to replace its existing $2,000,000 revolving line of credit with a new lender and with such new revolving line of credit to be approximately $3,000,000. If the Company is successful in replacing its existing revolving line of credit with a new $3,000,000 credit facility, the Company believes that such, together with its receivables, should enable the Company to meet its presently foreseeable and working capital expenditure requirements. If the Company is unable to increase the revolving line of credit to $3,000,000, the Company may be required to reduce certain of its presently anticipated capital expenditures and/or extend the term of its payables beyond their normal payment terms.

                                  PART II


                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits  -    None

               27   Financial Data Schedule

        (b)    Reports on Form 8-K

               A current report on Form 8-K (Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits) was filed on September 8, 1995, reporting that on August 17, 1995, the Company, through its wholly-owned transportation subsidiary, Environmental Transportation Services, Inc. ("ETS"), acquired all of the issued and outstanding capital stock of Dwight Trucking, Inc., a California corporation, located in Bakersfield, California. An amended current report on Form 8-K/A (Item 7(a) - Financial Statements of Business Acquired and Item 7(b) - Pro Forma Financial Information) was filed on October 31, 1995, to provide the financial information with respect to the foregoing acquisition.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on the 20th day of November, 1995.


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



























ISTE:\A-C\AMETECH\10Q\995\10Q.3