Form 10-K
period 1995-12-31
AMETECH INC
filed 1996-04-15
CIK 1969

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K



(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended:  December 31, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from __________ to __________

                        Commission File No. 2-30680


                               AMETECH, INC.
       ____________________________________________________________
          (Exact Name of Registrant as Specified in its Charter)


       Oklahoma                                 73-0766924
     _____________                         ___________________
     (State of                             (I.R.S. Employer
      Incorporation)                        Identification No.)

     1813 Southeast 25th
     Oklahoma City, Oklahoma                       73129
     _______________________                     _________
     (Address of Principal                       (Zip Code)
      Executive Offices)

     Registrant's Telephone Number, Including Area Code:

                              (405) 677-8781
                              ______________

        Securities Registered Pursuant to Section 12(b) of the Act:

                                   None
                                  _______

        Securities Registered Pursuant to Section 12(g) of the Act:

                       Common Stock, Par Value $.01
                       ____________________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) of this chapter is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of April 9, 1996, the aggregate market value of the 2,592,662 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $ 648,166 based on the mean between the closing bid and ask price for the common stock.

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period of that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes  X     No
    ___       ____

     As of April 9, 1996, the Registrant had 13,785,032 shares of common stock issued and outstanding (excluding 115,000 shares of common stock held as treasury stock).

                    Documents Incorporated by Reference

     None.

                        FORM 10-K OF AMETECH, INC.

                             TABLE OF CONTENTS

                                  PART I

                                                            Page
                                                            ____
Item 1.   Business

               General...................................    1
               Subsequent Events.........................    2
               Segment Information and Foreign and
                  Domestic Operations and Export
                  Sales..................................    2

Item 2.   Properties......................................   7

Item 3.   Legal Proceedings...............................   8

Item 4.   Submission of Matters to a Vote of
               Security Holders..........................    9

Item 4A.  Executive Officers of the Company..............    9

                                  PART II

Item 5.   Market for Registrant's Common Stock and
               Related Security Holders Matters...........  10

Item 6.   Selected Financial Data.........................  11

Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........  20

Item 8.   Financial Statements and Supplementary Data...... 20

Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure...... 21

                                 PART III

Item 10.  Directors and Executive Officers of the
               Company....................................  22

Item 11.  Executive Compensation.........................   25

Item 12.  Security Ownership of Certain Beneficial
               Owners and Management.....................   25

Item 13.  Certain Relationships and Related Transactions..  28

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K..................... 28

                                  PART I

Item 1.   BUSINESS

General.

     AMETECH, Inc. (the "Company") is an Oklahoma corporation and was formed in 1967.

     Moorpark Holdings, Inc., a Delaware corporation ("Moorpark"), and its parent company, Bank of America of Illinois, would be considered to beneficially own 10,367,122 shares, or approximately 75.2% of the 13,785,032 shares of voting securities of the Company issued and outstanding as of April 9, 1996. As a result, Moorpark and its parent companies would be considered to be the controlling persons of the Company. Moorpark has advised the Company that it has acquired such shares as a passive investor and will hold such shares for investment purposes only. See "Security Ownership of Certain Beneficial Owners and Management -- Security Ownership of Certain Beneficial Owners".

     On August 17, 1995, the Company, through a wholly-owned subsidiary, Environmental Transportation Services, Inc., an Oklahoma corporation ("ETS"), acquired all of the outstanding capital stock of Dwight Trucking, Inc., a California corporation ("Dwight Trucking"). Dwight Trucking is a transporter of hazardous and non-hazardous waste, with its principal offices and transportation terminal located in Bakersfield, California. In February, 1996, the Company merged Dwight Trucking into ETS and the Company intends to continue to operate the business of transporting hazardous waste and non-hazardous waste from the Bakersfield, California terminal through its subsidiary, ETS. The accompanying combined financial statements for the year ended December 31, 1995, aggregates the results of operations for the Company and Dwight Trucking as if such transaction has occurred on July 1, 1995.

     On July 20, 1995, the Company's wholly-owned subsidiary, ETS, acquired substantially all of the assets of Arthur E. Smith & Son Trucking, Inc., a Nebraska corporation ("Smith Trucking"). The assets acquired from Smith Trucking are used in the transportation of hazardous waste from a terminal located in Denver, Colorado. The City of Denver requires a special use permit in order to operate a hazardous waste transportation terminal and to transfer such waste from one truck to another at such terminal. ETS is currently operating its terminal in Denver without having obtained such a special use permit. Failure to obtain such permit will require ETS to relocate its Denver terminal to another city in Colorado in which such a special use permit may be obtained.

Subsequent Events

     In March, 1996, the Company's subsidiary, Environmental Transportation Services, Inc. ("ETS"), began leasing from Sullivan Trucking Company, Inc. ("Sullivan"), a certain number of hazardous waste tractors and trailers and has begun to utilize such equipment to transport waste for Sullivan's and ETS' customers. In connection with such lease, ETS is to pay Sullivan approximately $35,000 a month to lease from Sullivan such tractors and trailers and a certain number of roll-off boxes.

     In connection with the transaction with Sullivan, the Company has reached a tentative agreement to acquire from Sullivan its customer list, good will, inventory, and other business aspects of Sullivan's hazardous waste transportation business. The Company believes that, in addition to the above-described lease arrangement, the Company will pay Sullivan approximately 1.4 million shares of the Company's common stock and will lease from Sullivan its transportation terminal in Ponca City, Oklahoma, for a term of approximately four (4) years at a rental of $3,800 per month. The Company and Sullivan are in the process of finalizing definitive agreements relating to these transactions.

Segment Information and Foreign and Domestic Operations and Export
Sales.

     The Company's principal business is providing environmental-related activities consisting primarily of transporting hazardous and non-hazardous waste, and, as a result, the Company believes that it is in only one business segment.

     Other than its minority ownership (approximately 10%) in a waste company in Mexico, the Company had no foreign operations or export sales in 1995.

     (a)  Environmental Business

     The Company's principal business (through its subsidiaries) is the transportation of hazardous and non-hazardous waste.

     The Company's transportation business is provided primarily to generators and brokers of and disposal companies handling hazardous and non-hazardous waste. The Company's transportation subsidiary generally transports waste from the generator's location to disposal, storage or treatment sites operated and owned by others. The Company currently has transportation terminals in California, Colorado, Florida, Kansas, Ohio, Oklahoma, Tennessee, Texas, Utah, Virginia, and Washington. See "PROPERTIES". In 1995, approximately 95% of the Company's consolidated revenues were related to its transportation operations.

     The Company and its subsidiaries own or lease specifically constructed multi-purpose vehicles which are used in the collection and transportation of hazardous and non-hazardous waste. The vehicles used to transport hazardous waste are specially designed tractors and semi-trailers to comply with applicable regulations of the U. S. Department of Transportation ("DOT") relating to the transportation of hazardous waste. The transportation of hazardous waste requires the Company to annually increase and/or update its fleet of these specially designed vehicles.

     In the past, the Company, through subsidiaries, also performed brokerage services for certain generator-customers. These services required the Company to act as an intermediary for the generator-customer with the disposal facility. In 1994, the Company decided to deemphasize its brokering services due to the low margins and the potential liability related to such business. As a result, less than 1% of the Company's consolidated revenues for 1995 were related to the Company's brokerage activities.

     A subsidiary of the Company operates a non-RCRA storage, bulking and transfer facility located in Green Cove Springs, Florida, under a permit granted by the State of Florida. This facility began operation in May, 1994, and is used to collect, store, and treat solid and semi-solid wastes which are non-hazardous in nature. The waste is then separated, processed and shipped to suitable disposal facilities. In connection with this permit, the Company owns a building on four acres of land. See "PROPERTIES".
In addition to business explained above, this subsidiary also brokers non-hazardous waste. Revenues from this subsidiary accounted for approximately 3% and 1% of consolidated revenues in 1995 and 1994, respectively.

     (b)  Customers

     The major customers of the Company in the environmental related business are hazardous waste management companies and hazardous waste brokers. For 1995, approximately 31% of the Company's consolidated revenues were derived from transportation-related activities for Laidlaw Environmental Services, Inc. and its affiliates, as compared to approximately 34% for 1994.

     (c)  Competition

     The environmental services industry is highly fragmented and competition is intense. Competition is based on, among other factors, work quality and timeliness of performance, safety and efficiency, availability of personnel and equipment, and pricing. The Company believes that its expertise and its reputation within the industry for providing timely services allow it to compete effectively. The industry, however, is, and is likely to continue to be, dominated by much larger and better capitalized companies than the Company. Many of the major companies that own disposal facilities for hazardous and non-hazardous waste, which the Company does not, compete with the Company's transportation subsidiary by offering to their customers transportation services of such waste from the site of generation to their disposal facilities.

     (d)  Environmental Damages and Personal Injury

     The environmental activities involve significant risks inherent in the management of hazardous waste. Although the Company believes that its operations are conducted in a safe and prudent manner, spillage, uncontrolled release or mishandling of hazardous waste could create liability for the Company as the result of environmental damage or personal injury. Such an occurrence could have a material adverse effect on the business and financial condition of the Company.

     (e)  Regulation and Permits

     The transportation business is subject to extensive and increasing federal, state, and local laws and regulations. In addition to imposing requirements on the Company's activities regarding hazardous waste, these regulations require the Company to maintain various permits in order to conduct its current transportation business. Permits are generally required by most, if not all, states for the transportation of hazardous waste in such states. These permits need to be renewed periodically and may be subject to revocation, modification, denial or nonrenewal for various reasons, including failure of the Company's transportation subsidiary to satisfy regulatory concerns. Regulations will require the Company to obtain additional permits in the future to expand its transportation business into new states.

     In addition, the State of Florida requires the Company's subsidiary conducting the non-hazardous waste activities in Florida to obtain and maintain a permit to store and process non-hazardous waste at its facility in Florida. See "BUSINESS--Environmental Business".

     The City of Denver, Colorado requires a special use permit to operate a hazardous waste terminal to transfer such waste from one truck to another at such terminal. ETS is currently operating its terminal in Denver without having obtained such a special use permit. Failure to obtain such permit will require ETS to relocate its Denver terminal to another city in Colorado in which such a special use permit may be obtained.

     Failure by the Company to obtain and maintain necessary permits would have a material adverse effect on its business and financial condition. The Company believes it is in substantial compliance with existing regulatory requirements; however, the Company cannot predict what impact future laws, rules or regulations will have on its business or financial condition. Further, sometimes justifiable differences in interpretations of laws and regulations could result in unforeseen liabilities. A failure to comply with such laws, rules and regulations could subject the Company to fines and penalties and/or revocation of permits issued by a state, which could have a material adverse effect on the Company.

     A discussion of the principal environmental laws affecting the Company's Environmental Business is set forth below.

     (i) RCRA and Federal Transportation Laws. The Resource Conservation and Recovery Act, as amended ("RCRA"), provides a comprehensive framework to regulate the generation, transportation, disposal, storage and treatment of hazardous waste. The purpose of RCRA is to control hazardous waste from the time such is generated to the time of disposal. RCRA requires that the Environmental Protection Agency's ("EPA") regulations as to the transportation of hazardous waste be consistent with the federal Department of Transportation ("DOT") regulations under the Hazardous Materials Transportation Act ("HWTA").

     RCRA and HMTA regulate any party who transports hazardous waste, whether in interstate or intrastate commerce. These laws and the regulations promulgated thereunder regulate, among other things, the transportation of hazardous waste and provide that such is subject to a manifest system, regulates the record keeping concerning the source and deliver points of hazardous waste, the proper labeling of transported waste, equipment specifications and insurance requirements. In addition, these laws and the regulations promulgated thereunder require that a transporter must deliver waste in accordance with the manifest prepared by the generator of the waste and may only deliver such to a disposal, treatment or storage facility having a RCRA permit or interim status under RCRA.

     Demand for the Company's transportation services is substantially dependent upon the continuation of the regulation of the treatment, disposal and transportation of hazardous waste under federal and state laws and regulations. The repeal of these laws or any significant relaxation of their requirements as to the transportation of hazardous waste could significantly reduce the demand for the transportation services offered by the Company and could have a material adverse effect on its business and financial condition.

     (ii) Non-Hazardous Waste Management Activities in Florida. The State of Florida has adopted the Florida Solid and Hazardous Waste Management Act ("Florida Act"), which provides, among other things, that no non-hazardous waste management facility shall be constructed, operated, maintained, modified or closed in Florida without first obtaining a permit issued by the Florida Department of Environmental Regulations ("Florida Department"), with certain limited exceptions. In March, 1994, and before the Company's subsidiary began construction or operation of the facility in

Florida, such subsidiary was granted a permit by the Florida
Department to construct and operate the non-hazardous waste storage, bulking and transfer facility in Florida. This law and the regulations promulgated thereunder regulate non-hazardous waste management facilities, such as the non-hazardous waste facility being operated by the Company's subsidiary in Florida.

     (iii) Health and Safety Regulations. The operations of the Company's Environmental Business are subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state laws. Regulations promulgated under OSHA and the Department of Labor require employers of persons in the transportation and environmental industries, including independent contractors, to implement work practices and personal protection programs in order to protect employees from equipment safety hazards and exposure to hazardous chemicals. It is also anticipated that oversight of the Company's operations by regulatory agencies charged with protecting health and safety will increase, resulting in increased cost and a greater potential for imposition of penalties for noncompliance.
The Company has used its best efforts to establish programs for complying with health and safety regulations. While the Company believes it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business. The Company could, for example, be subjected to litigation in the event of an accident, such as a traffic accident or inhalation of harmful chemicals. To the extent that any such claim was not covered or only partially covered by insurance, the Company could be materially adversely affected.

     (iv) Superfund.  In 1980, the Comprehensive Environmental
Response, Compensation and Liability Act of 1980, commonly known as "Superfund" or "CERCLA", was enacted.

     Superfund provides for EPA-coordinated response and removal actions to releases of hazardous substances into the environment, and authorizes the federal government either to clean up facilities at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Superfund also provides for the recovery of cost in connection with the clean-up of a site where hazardous substances have been released. Superfund attempts to allocate these responses and other related costs among parties involved in the generation, transportation and disposal of such hazardous substances. Superfund has been interpreted as creating among liable parties strict, joint and several liability for costs of removal and remediation, other necessary response costs and damage to natural resources. Liability under Superfund extends to four categories of parties: (i) owners and operators of a facility from which a release occurs, (ii) persons who owned or operated a facility at the time the hazardous substances were disposed of at such a facility, (iii) persons who arranged for disposal or treatment of a hazardous substance at or transportation of a hazardous substance to such facility (i.e., generators of such hazardous substances), and (iv) transporters who selected such facility for treatment or disposal of hazardous substances.

     Superfund also authorizes (i) private litigants who have incurred response costs in the clean-up of a site contaminated with hazardous substances to bring an action, under certain conditions, for contribution against other parties who may be liable under Superfund, and (ii) authorizes citizens suits under certain conditions against any person, including the United States, who is alleged to be in violation of any standard, regulation, condition or order which has become effective under Superfund.

     In addition to Superfund, certain individual states have enacted their own statutory schemes to respond to release of hazardous substances, to order responsible parties to conduct removal action from liable parties. Parties who could be liable under the states' mini-Superfund statutes are generally the same parties that are liable under Superfund.

     (f)  Insurance

     The Company is required to maintain specified types and amounts of insurance in order to conduct its current business of transportation of hazardous and non-hazardous waste. The availability of adequate insurance is a problem faced by the hazarded waste industry as a whole due to the limited number of insurers and the increasing cost of coverage. To the best of the Company's knowledge, the Company currently has insurance sufficient to satisfy all applicable regulatory requirements. Although the Company believes that it will be able to obtain renewals of, or replacements for its existing coverage, there can be no assurance that the Company will be able to maintain insurance in compliance with regulatory requirements. Failure to satisfy these regulatory insurance requirements could have a material adverse effect on the Company's business and financial condition.

     (g)  Employees

     As of December 31, 1995, the Environmental Business of the
Company had approximately 150 full-time employees, none of whom were represented by a union.

Item 2.   PROPERTIES

     The Company's environmental business is conducted through both owned and leased facilities. The Company and/or one of its subsidiaries owns a six-acre tract of land in Oklahoma City, Oklahoma, subject to a mortgage, which contains an office building of approximately 15,000 square feet. This facility is being used by the Company as its executive office, as well as the Company's

Oklahoma City transportation terminal. In addition, the Company owns approximately 7.2 acres of land in LaPorte, Texas, subject to a mortgage, on which the Company's subsidiary has constructed a 14,000 square foot truck terminal. The Company's subsidiary completed construction of the LaPorte terminal in February, 1994.

     In addition, the Company and/or its subsidiaries leases transportation terminals in Bakersfield, California; Denver, Colorado; Jacksonville, Florida; Chanute, Kansas; Atoka, Tennessee; Salt Lake City, Utah; Martinsville, Virginia; and, Centralia, Washington. The Company's subsidiary also owns a terminal in Chattanooga, Tennessee, subject to a mortgage. The facilities in Bakersfield, California; Elyria, Ohio; Chattanooga, Tennessee; and LaPorte, Texas, contain office facilities. See "Business-- Regulations and Permits".

     Additionally, a subsidiary of the Company owns approximately four acres of land and a 12,000 square foot building in Green Cove Springs, Florida. This facility is used for the bulking and transfer of non-hazardous waste under a permit granted by the State of Florida.

     The Company believes that the above properties are suitable and adequate for the Company's presently anticipated needs.

Item 3.   LEGAL PROCEEDINGS

     In March, 1993, the Company was advised that its insurance carrier had denied coverage relating to a lawsuit filed by seven (7) individuals against Dyna-Turn of Oklahoma Incorporated ("Dyna-Turn") and a subsidiary of the Company, Environmental Transportation Services, Inc. ("ETS"), styled Darrell Stafford, et al. v. Dyna-Turn of Oklahoma Incorporated, et al., pending in the District Court of Oklahoma County, Oklahoma (the "Lawsuit"). The Lawsuit was filed in January, 1992. The plaintiffs were employees of a waste incineration facility and allege that (i) Dyna-Turn generated certain waste contaminated with toxic and hazardous chemicals; (ii) that the waste was transported by ETS, and (iii) that Dyna-Turn was negligent in the generation and ETS was negligent in the transportation of such waste and in failing to warn these plaintiffs of the hazardous nature of the waste. In the Lawsuit, the plaintiffs are alleging that they sustained certain personal injuries and are seeking unspecified damages in excess of $10,000 and punitive damages. The Lawsuit is presently in the discovery stage. The Company believes that it has defenses to the Lawsuit, but at this stage is unable to determine the amount of any potential exposure that it may incur as a result thereof. The Company intends to vigorously defend itself in the Lawsuit. At this time, the Company does not anticipate that the Lawsuit will have a material adverse effect on the Company or its financial condition, but there are no assurances to that effect.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

Item 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The following are the executive officers of the Company:

        Name and Position                     Date Elected
          with Company(1)          Age          to Office
     Carl B. Anderson, Jr.(2)       74       January 10, 1991
     Chairman of the Board,
     President, and Chief
     Executive Officer

     Bill Baker(3)                  48        June 8, 1995
     Vice President - Operations
     and Secretary

______________________

(1) There is no familial relationship between any of the executive officers.

(2) Mr. Anderson served as Chairman of the Board and Chief Executive Officer of American Environmental Technologies, Inc. ("AET") from June, 1986, until AET's merger with and into the Company in January, 1991 (the "Merger"). Since the Merger, Mr. Anderson has served as Chairman of the Board and Chief Executive Officer of the Company. In addition, for a period in excess of five years, Mr. Anderson served as a general partner of AnSon Partners Limited Partnership. Mark Helm served as the President of the Company from April, 1995, until his resignation in October, 1995. Upon Mr. Helm's resignation from the Company, Mr. Anderson assumed the position of President.

(3) Mr. Baker was employed by the Company in January, 1995, and was elected Vice President-Operations and Secretary of the Company on June 8, 1995. From 1988 to January, 1995,
     Mr. Baker served as the Western Regional Manager for Clean-Up Transport, Inc. ("Clean-Up") and then for J. B. Hunt Transport, Inc. following its acquisition of Clean-Up. Prior to 1988, Mr. Baker was a driver trainer for American Resource and Recovery, Inc. and owned and operated Baker Trucking Company.

                                  PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

     As of February 24, 1994, the Company's common stock began trading on the OTC Bulletin Board. Prior to that time the Company's common stock was traded on the NASDAQ Small Cap Market. The
Company's common stock was removed from the NASDAQ Small Cap Market as a result of the per share bid price of its common stock being below the minimum required by NASDAQ. The following table gives the range of inter-dealer bid and asked quotations during each calendar quarter of 1995 and 1994, according to information supplied by a market maker. These quotations are among dealers, do not include markups, markdowns, or commissions, and may not represent actual sales.


                         BID                     ASKED

                    High      Low            High      Low
    1995
1st Quarter         $ .13     $ .06          $ .38     $ .13
2nd Quarter           .40       .13            .75       .31
3rd Quarter           .31       .13            .67       .25
4th Quarter           .38       .13            .50       .25

    1994

1st Quarter         $ .34     $ .09          $ .56     $ .31
2nd Quarter           .38       .19            .63       .31
3rd Quarter           .38       .25            .63       .44
4th Quarter           .38       .13            .63       .38

At April 9, 1996, there were 1,143 holders of record of the Company's common stock, par value $.01.

     The Company did not declare a cash dividend on its common stock in 1995 or 1994. It is anticipated that for the foreseeable future any earnings which may be generated from the operations of the Company will be used to finance its growth and that cash dividends will not be paid to holders of the common stock of the Company. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.

     Pursuant to the terms of the loan agreement between ETS, the principal operating subsidiary of the Company, and its lender, ETS is prohibited from, among other things, (i) declaring and paying any dividends, (ii) making any distributions on account of its stock,
(iii) making any loans to the Company, or (iv) invest in the Company. Since the Company is a holding company, it is dependent upon its subsidiaries to pay dividends and make distributions to the Company before the Company is able to pay any dividends.

Item 6.   SELECTED FINANCIAL DATA

                            1995          1994         1993
                         -----------     -----------  -----------
                          (In thousands except per share amounts)
Revenues                   $ 17,650       $ 14,945      $   14,377

Operating Earnings               11            573             878

Net Earnings (Loss)
  Before change in
  Accounting Principle          (494)            80            (184)

Net earnings (loss)        $    (362)     $      80      $     (184)

Earnings (Loss)Per
 Common Share:
 Net earnings (loss)
   before change in
   accounting principle    $    (0.04)    $    0.01      $    (0.01)
 Net earnings (loss)       $    (0.03)    $    0.01      $    (0.01)

Weighted Average Number
  of Common Shares
  Outstanding               13,735,203    13,655,901      13,585,191

Total Assets                $   16,726    $   13,559     $    11,887

Long-term Obligations
 (excluding deferred
  taxes)
  Current portion                2,126         2,579           1,903
  Long-term portion              6,242         3,717           2,897

Cash Dividends
  per Share                 $        -   $        -      $       -

                                1992            1991
                              -----------    -----------
                                (In thousands except
                                    per share amounts)
Revenues                      $    15,918      $    17,212

Operating Earnings                  1,103            1,079

Net Earnings (Loss)
  Before Change in
  Accounting Principle                771              376

Net Earnings (Loss)                   771              376

Earnings (Loss)Per
 Common Share:
 Net earnings (loss)
   before change in
   accounting principle        $      0.06      $      0.03
 Net earnings (loss)           $      0.06      $      0.03

Weighted Average Number
  of Common Shares
  Outstanding                   13,647,567       13,666,108

Total Assets                   $    12,424      $    15,841

Long-term Obligations
 (excluding deferred
  taxes)
  Current portion                    2,034            1,643
  Long-term portion                  3,242            3,755

Cash Dividends
  per Share                   $        -     $        -


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis should be read in conjunction with a review of the Company's December 31, 1995, Consolidated Financial Statements included elsewhere in this Form 10-K.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis should be read in conjunction with a review of the Company's December 31, 1995, Consolidated Financial Statements included elsewhere in this Form 10-K.

Results of Operations
Year Ended December 31, 1995 Compared to Year Ended December 31,
1994.

     The net loss for 1995 was $362,000, as compared to net income in 1994 of $80,000. This decrease was due primarily to a decrease in the gross margin (revenues less operating costs) of $423,000, increased general and administrative costs of $245,000 and higher interest expense of $272,000.

     Total revenues were $17,650,000 and $14,945,000 for 1995 and 1994, respectively, an increase of $2,705,000 or 18%. Revenues from transportation and related activities increased $2,325,000 while waste brokerage revenue decreased $160,000. Additionally, revenues related to BMH Materials, Inc. ("BMH"), the Company's subsidiary involved in the processing, brokering, and disposal of non-hazardous waste in Florida increased $341,000 over 1994. BMH began operations in May 1994. Other revenues consisting of site remediation and training services increased from $174,000 in 1994 to $377,000 in 1995, due to one remediation project.

     Transportation and related revenues were $16,751,000 and $14,426,000 for 1995 and 1994, respectively; comprising 95% and 97% of total revenues. This increase is primarily attributable to an increase in transportation revenue of $2,398,000 resulting from the purchase of additional tractors, the purchase of Dwight Trucking, Inc.,("Dwight"), and the addition of tractors owned by owner/operators. The Company's transportation fleet logged 9,700,000 miles for 1995 as compared to 7,400,000 miles for 1994. This increase in miles was partially offset by a decrease in the running mile rate of $0.06.

     Waste brokerage revenue decreased $160,000 from 1994 to 1995 as the Company continues to de-emphasize its brokerage business due to the lower margins and the potential liability related to the brokerage business.

     Total operating costs increased from $10,082,000 in 1994 to $13,210,000 in 1995. This translates to an increase of 7.3 percentage points when expressed as a percentage of total revenue.

     Operating costs related to transportation services increased $3,002,000 from 1994 to 1995. When expressed as a percentage of transportation and related revenues, operating costs were 75% and 66% of revenues for 1994 and 1995, respectively. This increase of nine percentage points is primarily attributable to the lower running mile rate as discussed earlier and to increased owner/operator and trailer rental expenses.

     Operating costs for 1995 and 1994 related to waste brokerage services were $8,000 and $133,000, respectively, a decrease of $125,000, as a result of the Company de-emphasizing its brokerage activity as discussed above.

     Operating costs related to the Company's non-hazardous waste facility in Florida increased $167,000 from 1994 to 1995. This facility began operations in May, 1994, and the increase is due principally to such facility being in operation a full year for 1995, as compared to seven months in 1994.

     Operating costs related to site remediation increased $218,000 due to the project mentioned earlier.

     General and administrative expenses increased $245,000, from 1994 to 1995 due primarily to increased travel and contract labor expenses and also to the general and administrative expenses incurred by Dwight.

     Other expense decreased $49,000 due primarily to lower consulting fees.

     Depreciation expense decreased $106,000 from 1994 to 1995.
This decrease was due to increasing the useful life on tractors from seven to ten years which decreased depreciation for 1995 by $408,000.

     Interest expense increased $272,000 due to higher interest rates and increased debt.

Results of Operations
Year Ended December 31, 1994 Compared to Year Ended December 31,
1993.

     The net income for 1994 was $80,000, as compared to a net loss of $184,000 for 1993. This increase of $264,000 was largely attrib-utable to a decrease in bad debt expense from 1993 to 1994 of $595,000, partially offset by a decrease in the gross margin
(revenues less operating costs) of $208,000 from 1993 to 1994.

     Total revenues were $14,945,000 and $14,377,000 for 1994 and 1993, respectively, an increase of $568,000. Revenues from transportation and related activities increased $997,000 while waste brokerage revenue decreased $752,000. Additionally, revenues related to BMH Materials, Inc. ("BMH"), the Company's subsidiary involved in the processing, brokering, and disposal of non-hazardous waste increased $176,000 over 1993. Other revenues consisting of site remediation and training services increased from zero in 1993 to $147,000 in 1994, due to one remediation project.

     Transportation and related revenues were $14,426,000 and $13,429,000 for 1994 and 1993, respectively. These amounts represent 97% and 93% of total revenues for 1994 and 1993. This increase of $997,000 is attributable to 1) an increase in transportation revenue of $322,000; 2) an increase in subcontract and trip-leasing revenue of $518,000; and 3) an increase in other accessorial revenues of $212,000. These increases were partially offset by a decrease in roll-off box rental of $55,000. The Company's transportation fleet logged 7,400,000 miles for 1994, as compared to 7,200,000 for 1993. However, the running mile rate decreased $.01 per mile, partially offsetting the increase in volume.

     Waste brokerage revenue decreased $752,000 from 1993 to 1994 as the Company continues to de-emphasize its brokerage business due to the lower margins and the potential liability related to the brokerage business.

     Total operating costs were $10,082,000 and $9,306,000 for 1994 and 1993, respectively, an increase of $776,000 which translates to an increase of 2.7 percentage points when expressed as a percentage of sales.

     Operating costs related to transportation activities were $9,573,000 in 1994 and $8,439,000 in 1993, an increase of
$1,134,000. These costs were 66.4% and 62.8% of transportation revenues in 1994 and 1993, respectively. These costs increased due to increased volume as well as higher operating costs. Some of the higher operating costs include 1) drivers' wages; 2) repair and maintenance costs; 3) owner/operator expenses; and 4) communications costs. Additionally, transportation related operating costs were higher in 1994 due to increased sub-contracting and trip-leasing expenses. The Company anticipates that drivers' wages will continue to increase, and it is unknown at this time whether such increased cost can be offset by increases in transportation revenues.

     Operating costs for 1994 and 1993 related to waste brokerage services were $133,0000 and $794,000, respectively, a decrease of $661,000, as a result of the Company de-emphasizing its brokerage activity as discussed above.

     Operating costs related to BMH were $215,000 and $7,000 for 1994 and 1993, respectively. This increase is primarily a result of the opening of the Florida non-hazardous waste facility in 1994. See "BUSINESS -- Environmental Business"..

     Operating costs related to site remediation and training services were $193,000 and $68,000 for 1994 and 1993, respectively. This increase was largely due to the one remediation project mentioned earlier.

     General and administrative expenses decreased $19,000, from $2,304,000 in 1993 to $2,285,000 in 1994. When expressed as a percentage of sales, this results in a decrease of one percentage point from 1993 to 1994. While general and administrative expenses related to transportation activities actually decreased by $123,000, this was offset by BMH's general and administrative costs which increased in 1994 by $104,000, as a result of the start up of the Florida non-hazardous waste facility.

     Other expense decreased $688,000 from 1993 to 1994 as shown in the schedule below:

                                       Other (Income) Expense For
                                        Years Ended December 31,
                                      _____________________________
                                         1994               1993
                                      __________          _________
     Bad Debt Expense                 $ 37,000           $ 632,000
     Gain on Sale of Subsidiary        (35,000)            (26,000)
     Interest Income                   (77,000)           (111,000)
     (Gain) Loss on Sale of Assets     (96,000)             (3,000)
     Termination Costs                  77,000              99,000
     Other                              61,000              64,000
                                      __________          _________

                                      $(33,000)           $ 655,000

     Bad debt expense was higher in 1993 than in 1994, due to the write-off of the loans and accounts receivable related to Green Alternatives, Inc. Additionally, the Company sold some older tractors in 1994, resulting in a gain on sale of equipment of approximately $96,000.

     Recently, several major waste management companies have eliminated, or are in the process of eliminating, their trans-portation operations. As a result, it is expected that those waste management companies that have eliminated, or will eliminate, their transportation operations will be employing the services of com-panies, such as the Company, to transport their hazardous and non-hazardous waste. The Company expects that such will have a favor-able impact on the Company, but there are no assurances to that effect.

Subsequent Events

     In March, 1996, the Company's subsidiary, Environmental Transportation Services, Inc. ("ETS"), began leasing from Sullivan Trucking Company, Inc. ("Sullivan"), a certain number of hazardous waste tractors and trailers and has begun to utilize such equipment to transport waste for Sullivan's and ETS' customers. In connection with such lease, ETS is to pay Sullivan approximately $35,000 a month to lease from Sullivan such tractors and trailers and a certain number of roll-off boxes.

     In connection with the transaction with Sullivan, the Company has reached a tentative agreement to acquire from Sullivan its customer list, good will, inventory, and other business aspects of Sullivan's hazardous waste transportation business. The Company believes that, in addition to the above-described lease arrangement, the Company will pay Sullivan approximately 1.4 million shares of the Company's common stock and will lease from Sullivan its transportation terminal in Ponca City, Oklahoma, for a term of approximately four (4) years at a rental of $3,800 per month. The Company and Sullivan are in the process of finalizing definitive agreements relating to these transactions.

Liquidity and Capital Resources

     Working capital increased from $192,000 at December 31, 1994 to $508,000 at December 31, 1995. This increase resulted primarily from decreased current maturities of long-term debt but was partially offset by cash used to fund certain capital expenditures that were not financed through the Company's existing equipment financing sources and to unprofitable operations. Additionally, working capital increased due to an increase in prepaid expenses of $200,000 related to capitalizing tires (see Note 3 of Notes to Consolidated Financial Statements).

     In February 1996, the Company entered into a new credit Agreement, (the "Agreement") with a new lender which provides for a $3,000,000 line of credit for working capital purposes. This line of credit 1) is collateralized by accounts receivable, deposit accounts and certain intangible assets, 2) bears interest at the prime rate published by The Chase Manhattan Bank, N.A. plus 1.875%, and 3) provides for advances at 80% of eligible receivables. The note is due February 6, 1998 and there are no financial covenants associated with the Agreement. The interest on the note is payable monthly and principal payments are made as accounts receivable are collected. At December 31, 1995 and 1994, the Company had borrowed $1,549,000 and $1,559,000, respectively, under the former credit line. At April 10, 1996, the Company had borrowed $2,206,000 under the new line and had $96,000 of unused available borrowing capacity.

     In March 1995, the Company entered into a third amended agreement with an equipment lender which was made a part of an existing agreement between the Company and this lender. Under the original agreement, the Company had refinanced a majority of its transportation equipment with this lender in September 1993. The third amended agreement provides for additional equipment financing for up to approximately $2,200,000 of equipment purchases. The terms under this third amendment are substantially the same as those contained in the original agreement. At December 31, 1995, the Company had borrowed $1,846,000 under this agreement. At
December 31, 1995, the Company was not in compliance with certain loan covenants contained in the loan agreement. The Company has since renegotiated the loan covenants to accommodate the lower earnings expected in 1996 and is now in compliance with the loan covenants. Additionally, the lender has increased the interest rate by one percentage point. In 1996, The Company paid only the interest portion of the February and March loan payments due to a temporary cash flow shortage. The lender has agreed to let the Company pay the February and March principal payments in September and October 1996.

     The Company made capital expenditures of $2,803,000 in 1995, which consisted primarily of transportation equipment. Additionally the Company purchased Dwight and certain assets of SST which required expenditures of $1,626,000 (net of cash acquired).

     Effective July 20, 1995, the Company, wholly-owned transportation subsidiary, Environmental Transportation Services, Inc. ("ETS"), purchased from Smith Systems Transportation, Inc. ("SST"), certain of SST's transportation-related assets, which consisted primarily of assets comprising the hazardous waste transportation activities of SST. The Company paid approximately $519,000 for such assets, with approximately $495,000 borrowed by the Company under its equipment line of credit and the balance paid from working capital. In addition, ETS agreed that for a period of three years from July 20, 1995, to pay SST an amount equal to 4% of the net revenues collected and received by ETS from certain of SST's existing customers at the time of such acquisition, with certain limited exceptions, which will be paid from ETS' working capital. ETS did not assume any of the debts, obligations or liabilities of SST in connection with the acquisition of the assets. ETS leased a terminal previously utilized by SST, located in Denver, Colorado.

     On August 17, 1995, ETS, the Company's wholly-owned transportation subsidiary, acquired all of the outstanding capital stock of Dwight, located in Bakersfield, California. Dwight is a hazardous waste transporter. Although the transaction was consummated on August 17, 1995 (the "Closing Date"), the parties agreed that for all purposes the transaction was to be deemed effective as of July 1, 1995 ("Effective Date"). The purchase price for the stock of Dwight was approximately $1,272,029 ("Purchase price"), which consisted of (i) $973,000, (ii) approximately

$160,657, which represented the aggregate amount of cash held by Dwight as of the closing, less cash (a) relating to services rendered or performed by Dwight on or after July 1, 1995, and (b) which constitutes deposits for future services, trust funds, escrow accounts or which is owned by parties other than Dwight, (iii) approximately $108,244, which represented an amount equal to ordinary and necessary business expenses of Dwight paid by Dwight from July 1, 1995, to the closing, (iv) $55,229, which represented an amount equal to the outstanding receivables of Dwight as of June 30, 1995, not collected as of the Closing Date (the "Receivables"), less (v) the liabilities of Dwight set forth on Dwight's balance sheet, dated June 30, 1995. At the Closing Date the Company paid approximately $1,216,800 of the Purchase Price, with approximately $160,651 being from cash held by Dwight, $233,144 from working capital and the balance through borrowings under the Company's equipment line of credit. Approximately $55,229 of the Purchase Price, being an amount equal to the Receivables, is to be paid in installments on or before the fifth business day of each month following the Closing Date. The amount of each installment shall be equal to the Receivables actually collected, in good funds, after the Closing Date by Dwight during the previous month. If any Receivables have not been collected by July 31, 1996, Dwight is to assign, without recourse and any representations or warranties, the unpaid Receivables in full satisfaction of the Company's obligation to pay the balance of the Purchase Price. In addition, the Company leased from the sellers of the stock of Dwight the transportation terminal located in Bakersfield, California, for a period of five years, at a rental of $2,900 per month, with an option to extend for another five-year term at a rental of $2,900 per month adjusted for cumulative increase in the consumer price index for the Southern California Region form commencement of the initial five-year lease term.

     In February 1996, Carl Anderson, Jr., CEO and acting President, loaned the Company $195,000 bearing interest at 10% per annum. The loan is payable upon demand and the interest is payable monthly.
The loan was for the Company's working capital purposes and is unsecured. The current outstanding balance on the loan is $195,000.

     In order to generate additional liquidity, the Company is attempting to sell certain assets. With its present working capital line of credit and the anticipated proceeds resulting from the sale of certain assets, together with the collection of its receivables and expected income tax refund, the Company believes that it will be able to meet its presently foreseeable working capital requirements. This is a forward-looking statement and involves a number of uncertainties that could cause actual results regarding the Company's ability to meet its presently foreseeable working capital requirements to differ materially, including, but not limited to, the inability of the Company to sell such assets, the Company not being able to return to profitability in 1996 or its revenues materially decreasing from that anticipated in 1996, the

Company's inability to generate sufficient eligible receivables in order to fully utilize its present working capital line of credit, a material amount of receivables are not collected when anticipated and/or the Company does not receive the tax refund as expected.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company has included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporates by reference the relevant portions of those statements and information into this Item 8.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors.

     The Certificate of Incorporation of the Company provides that the number of directors shall be as set forth in the Bylaws, and the Bylaws provide for no less than four (4) nor more than nine (9) directors. Pursuant to the Bylaws, the Board of Directors has set the number of directors at four (4). Each director serves for a term of one (1) year or until their respective successors are duly elected and qualified.


        Name                       Age            Position
- -----------------------            ---       ----------------------

Carl B. Anderson, Jr.(1)            74         Chairman of the
                                               Board, President
                                               and Chief Executive
                                               Officer

James E. Brown(2)                   44         Director

Jay T. Edwards(3)                   64         Director

Allen G. Poppino(4)                 70         Director

___________

(1)  Mr. Anderson has served as Chairman of the Board and Chief
     Executive Officer of the Company since January, 1991.  See
     "Executive Officers of the Company" and footnote (1) thereunder for a discussion as to Mr. Anderson.

(2) Mr. Brown served as director of the Company from 1986 to August, 1990, whereupon he resigned to avoid a conflict of interest relative to the merger of AET with and into the Company. He was reelected to the Board in January, 1991, upon consummation of such merger. Mr. Brown is currently the Vice President of Finance for AnSon Gas Corporation, where he has been employed since 1982.

(3) In November, 1993, General Edwards became the General Administrator of the Oklahoma Corporation Commission. Prior to taking this position, he was a senior management consultant for Tennessee Associates, specializing in total quality management programs from April, 1991, to November, 1993. From January, 1986, to April, 1991, he served as President of CMI Corporation, a publicly held manufacturer of road construction equipment. Prior to January, 1986, General Edwards served as Executive Director of the University of Oklahoma Energy Center and as Commander of the United States Air Force Air Logistics Center in Oklahoma City. He is a retired Air Force Major General.

(4) Mr. Poppino, currently is a consultant to The Benham Group and is President and Chief Executive Officer of Poppino, Inc.
     Mr. Poppino was formerly Vice Chairman of the Board of Directors of the Benham Companies, where he was employed
     (including its predecessors) from 1951 to 1990.

     Family Relationships. There are no family relationships between the members of the Board of Directors of the Company.

     Compliance with Section 16(a) of the Exchange Act. Based solely on review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 1995, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 1995 all directors and officers of the Company and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") filed timely all Forms 3, 4, or 5, as required by Section 16(a) of the Exchange Act, except (i) Jay T. Edwards filed one late Form 3 to report his election to the Company's Board of Directors, and (ii) Mark Helm and Craig Schroder each filed one late Form 3 to report their election as officers of the Company.

Item 11.  EXECUTIVE COMPENSATION

     The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief Executive Officer of the Company. None of the four most highly paid executive officers of the Company received total compensation, including salary and bonus, for the last completed fiscal year in excess of $100,000. The table below includes cash distributed for services rendered during 1995, plus any cash distributed during 1995 for services rendered in a prior year, plus amounts deferred at the election of the named executive officer, less any amount relating to those services previously included in the cash compensation table for a prior year.

                                       Annual Compensation
                                 ----------------------------------


                                                       Other Annual
    Name and                     Salary       Bonus    Compensation
Principal Position     Year        ($)         ($)           ($)
- ------------------     ----      -------      -----   -------------
Carl B. Anderson      1995(1)    12,000(1)      -         3,000(1)
Chairman of the       1994(1)    12,000(1)      -             -
Board, President      1993(1)    13,330(1)      -             -
and Chief Executive
Officer

Mark Helm(2)          1995        30,750
President


 Long-term
Compensation
  Awards
- -------------
                       All Other
Stock Options        Compensation ($)
- -------------        ----------------
          -                     -
          -                     -
          -                     -

______________

(1) The amount shown represents the compensation paid to Mr. Anderson in his capacity as Chairman of the Board. The Company does not compensate Mr. Anderson for his service as CEO and President. In addition, beginning July, 1995,
     Mr. Anderson received a monthly automobile allowance of $500.00.

(2) Mr. Helm served as President of the Company from April, 1995, until his resignation in October, 1995. During his tenure, Mr. Helm performed many of the same functions as a chief executive officer, and, therefore, is included in the Summary Compensation Table.

     401-K. The Company has adopted an Employee Savings Plan ("401-K Plan") for its employees of the Company and its subsidiaries, with certain exceptions. The 401-K Plan provides for employee contribution, and further provides the Company may, in the Company's sole discretion, contribute to the 401-K Plan matching contributions in an amount determined by the Company. Under the 401-K Plan the Company may choose not to make matching contributions. For an employee to be eligible to participate under the 401-K Plan, the employee must complete six months of service, attain the age of 21 years and enter into a written salary reduction agreement with the Company. An employee may not contribute more than 15% of his annual compensation into the 401-K Plan. If the Company, in its sole discretion, decides to make any matching contribution in a particular year, such match will be allocated only to employee participants who make a salary reduction contribution to the 401-K Plan of at least 5% of their compensation during the plan year based on a formula set forth in the 401-K Plan. The employee partici-pants' contributions to the 401-K Plan are 100% vested when made, and any match made by the Company becomes 100% vested when allocated. The employee participant may, at his election, allocate his contribution and the contributions of the Company among one or more of four (4) investment alternatives, including the Company common stock. The Company did not make matching contributions to the 401-K Plan during 1995.

     Compensation Pursuant to Stock Option Plans. The Company has adopted an incentive stock option plan (the "Plan") in order to attract, retain and motivate, and to encourage stock ownership by key employees and officers of the Company and its subsidiaries. A Stock Option Committee of the Board of Directors administers the Plan and selects the officers and employees to whom options may be granted and determines the number of shares to be governed by each. None of the executive officers of the Company named in the above Summary Compensation Table were granted options in 1995.

     The total number of shares of Company common stock for which options may be granted under the Plan shall be 400,000 shares, less the number of shares subject to options outstanding as of October 3, 1989, and granted on or after June 12, 1980, and prior to October 3, 1989, under the stock option plan then in effect. In the event that options granted under the Plan, or options outstanding on October 3, 1989, under the predecessor to the Plan, shall lapse without being exercised in whole or in part, other options may be granted covering the shares not purchased under such lapsed options. The aggregate fair market value of shares as of the date of the grant with respect to which options are exercisable for the first time may not exceed $100,000. The exercise price of each option granted under the Plan may not be less than 100% of the fair market value of the common stock on the date of the grant (110% in the case of options granted to employees owning more than 10% of common stock of the Company). Each option granted under the Plan will not be exercisable more than 5 years from the date the option is granted.

     In addition, the Company has adopted a stock option plan for non-employee directors of the Company ("Non-Employee Director Plan"). Under the Non-Employee Director Plan the Company may grant options to non-employee directors of the Company to purchase up to 100,000 shares of the Company's common stock. The maximum aggregate number of shares of Company common stock which may be subject to options granted under the Non-Employee Director Plan to any one non-employee director may not exceed 20,000 shares. Any option granted under the Non-Employee Director Plan may not exceed a term of five
(5) years and the exercise price of such option may not be less than the fair market value of the Company's common stock on the date of the grant. Under the Non-Employee Director Plan, a Stock Option Committee of the Board of Directors supervises the administration of such plan and determines the number of shares to be subject to each option granted under the Non-Employee Director Plan. No options were granted under the Non-Employee Director Plan in 1995.

     Compensation of Directors. In 1995, the Company compensated the non-employee directors of the Company in the amount of $500.00 for each meeting of the Board of Directors attended, and compensated Mr. Anderson $1,000.00 per month for his services as Chairman of the Board. Directors that also are employees of the Company or its sub-sidiaries are not paid for serving as a director. The Board of Directors held five (5) meetings during 1995.

     Compensation Committee Interlocks and Insider Participation.
The compensation of all officers of the Company is set by the Board of Directors. As noted, Carl B. Anderson, Jr. is both a director and an officer of the Company.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following persons or entities are known to the Company to be beneficial owners of more than 5% of the Company's common stock as of April 9, 1996. Due to the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may also include shares also considered beneficially owned by others.

               Amount and Nature of Beneficial Ownership(1)

                                                 Shared
              Name and        Sole Voting        Voting
Title        Address of            and            and       Percent
 of          Beneficial       Investment       Investment     of
Class          Owner             Owner           Power       Class
- ------    -----------------    ------------    ----------   --------
Common     Moorpark Holdings,  10,367,122(2)       (2)        75.9%
           Inc.
______________

(1) Information with respect to beneficial ownership is based on information furnished by the named entity or contained in filings made with the Securities and Exchange Commission by such entity.

(2) The Schedule 13D filed by this group shows Moorpark Holdings, Inc., a Delaware corporation ("Moorpark"), owns of record and has sole voting and dispositive power of the 10,367,122 shares of Company common stock. However, the Schedule 13D further notes that Moorpark is a wholly-owned subsidiary of Continental Bank, National Association ("Continental Bank"). Continental Bank is a wholly-owned subsidiary of Bank of America of Illinois. As a result, Bank of America of Illinois may be considered to have voting and dispositive power over the 10,367,122 shares owned of record by Moorpark. The address of Moorpark Holdings, Inc. and Bank of America of Illinois is 231 South LaSalle Street, Chicago, Illinois
     60697.

     Security Ownership of Directors and Executive Officers. The following table sets forth the number and percentage of the outstanding shares of the Company's common stock beneficially owned by each current director, each of the officers named in the "Summary Compensation Table" and by all directors and officers as a group as of April 9, 1996. Because of the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may include shares also considered beneficially owned by others.

                              Amount and Nature
       Name of                        of                  Amount
      Individual             Beneficial Ownership      of Class(1)
  --------------------       --------------------      ----------
  Carl B. Anderson, Jr.(2)        572,433 (2)             4.2%

  James E. Brown(3)               196,815 (3)             1.4%

  Jay T. Edwards(4)                     -                  *

  Allen G. Poppino(5)              56,000 (5)              *

  Officers and directors          829,248(6)              6.0%
  as a group (6 persons)

______________

(1) Percent of Class is rounded to the nearest one-tenth. Any shares which an individual has a right to acquire within sixty
     (60) days after the record date are considered to be outstanding for purposes of computing such individual's percentage of shares beneficially owned and the percentage ownership of officers and directors as a group. No percentage (*) is indicated if less than one percent.

(2) Mr. Anderson's address is 1813 Southeast 25th Street, Oklahoma City, Oklahoma 73128. The amount shown includes 571,433 shares for which Mr. Anderson has sole voting and investment power and 1,000 shares owned by his wife.

(3) Mr. Brown's address is 3814 North Santa Fe, Oklahoma City, Oklahoma 73118. Mr. Brown shares voting and investment power over 188,815 shares held by Santa Fe Investment Company, which is wholly owned by Mr. Brown. The amount shown includes 8,000 shares held by Mr. Brown as custodian for his children.

(4) General Edwards' address is 2101 North Lincoln Boulevard, Room 311, Oklahoma City, Oklahoma 73105.

(5) Mr. Poppino's address is 9400 North Broadway, Post Office Box 20400, Oklahoma City, Oklahoma 73156-0400. Mr. Poppino has sole voting and investment power over the shares noted as beneficially owned by him.

(6) The amount shown includes 4,000 shares of common stock that officers and directors of the Company have the right to acquire within sixty (60) days.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the Company's course of business, the Company purchased
20 roll-off boxes in 1995 at an aggregate purchase price of $120,844 from 5-Star Fabrication, Inc. ("5-Star"). In addition, the Company utilizes the services of 5-Star in the repair of the Company's roll-off boxes. Mr. Anderson is the owner of approximately 50% of 5-Star. The The Company believes that its transactions with 5-Star are on a basis which is favorable to the Company.

     In February 1996, Carl Anderson, Jr., CEO and acting President, loaned the Company $195,000 bearing interest at 10% per annum. The loan is payable upon demand and the interest is payable monthly.
The loan was for the Company's working capital purposes and is unsecured. The current outstanding balance on the loan is $195,000.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,AND REPORTS ON
          FORM 8-K

     (a)(1) Financial Statements. The following consolidated financial statements of the Company appear immediately following this Part IV:

                                                          Pages
                                                          _____
AMETECH, Inc.
     Auditors' Report - 1995, 1994, and 1993.............   29
     Balance Sheets, December 31, 1995 and 1994..........   30
     Statements of Operations, Years ended December 31,
          1995, 1994, and 1993...........................   32
     Statements of Stockholders' Equity, Years ended
          December 31, 1995, 1994, and 1993...............  34
     Statements of Cash Flows, Years ended December 31,
          1995, 1994 and 1993.............................  36
     Notes to Financial Statements........................  38


            Report of Independent Certified Public Accountants



Board of Directors
AMETECH, Inc.

We have audited the accompanying consolidated balance sheets of AMETECH, Inc. (an Oklahoma corporation) and subsidiaries, as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETECH, Inc. and subsidiaries, as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for tires in service in 1995.




                                   GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 9, 1996 (except for the penultimate paragraph of Note 6, as to which the date is April 12, 1996)

                       AMETECH, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                            December 31,
                                     ________________________
                                        1995           1994
                                     ________        ________

                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents          $    74,000    $    45,000
  Accounts receivable                  3,538,000      3,420,000
  Prepaid expenses                       429,000        144,000
  Other                                  646,000        245,000
                                     ___________    ___________
  Total Current Assets                 4,687,000      3,854,000
                                     ___________    ___________

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation
  of $9,742,000 and $8,203,000
  at December 31, 1995 and 1994,
  respectively:
  Transportation equipment             9,479,000      7,446,000
  Buildings and other                  2,061,000      1,995,000
                                     ___________    ___________
                                      11,540,000      9,441,000
                                     ___________    ___________

OTHER ASSETS, net of accumulated
  amortization of $325,000 and
  $263,000 at December 31, 1995
  and 1994, respectively                 499,000        264,000
                                     ___________    ___________


                                     $16,726,000    $13,559,000
                                     ===========    ===========





               The accompanying notes are an integral part
                      of these financial statements.


                                                    December 31,
                                             _________________________
                                               1995            1994
                                             ___________    ___________

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued
   liabilities                                $ 2,053,000  $ 1,083,000
 Current maturities of long-term
   obligations                                  2,126,000    2,579,000
                                               ___________  ___________
  Total Current Liabilities                     4,179,000    3,662,000
                                               ___________  ___________

DEFERRED INCOME TAXES                           1,365,000      894,000
                                               ___________  ___________

LONG-TERM OBLIGATIONS, net of current
  maturities                                    6,242,000    3,717,000
                                               ___________   __________

STOCKHOLDERS' EQUITY:
  Common stock of $.01 par value;
    13,874,206 and 13,806,382
    shares issued at December 31,
    1995 and 1994, respectively.                  139,000      138,000
  Additional paid-in capital                    2,985,000    2,970,000
  Retained earnings                             1,925,000    2,287,000
                                               ___________   _________
                                                5,049,000    5,395,000

Less - Treasury Stock (115,000 shares at
  December 31, 1995 and 1994), at cost            109,000      109,000
                                               ___________  ___________
    Total Stockholders' Equity                  4,940,000    5,286,000
                                               ___________   __________

                                              $16,726,000  $13,559,000
                                               ===========  ===========

                 The accompanying notes are an integral part
                        of these financial statements.

                       AMETECH, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Years Ended December 31,
                              _______________________________________
                                 1995           1994          1993
                              ___________   ___________   ___________

REVENUES                      $17,650,000   $14,945,000   $14,377,000
                              ___________   ___________   ___________

COSTS AND EXPENSES:
 Operating costs               13,210,000    10,082,000     9,306,000
 General and administrative
   expense                      2,530,000     2,285,000     2,304,000
 Depreciation and
   amortization                 1,899,000     2,005,000     1,889,000
 Interest expense                 725,000       453,000       434,000
 Other expense (income), net      (82,000)      (33,000)      655,000
                               ___________   ___________  ___________
                               18,282,000    14,792,000    14,588,000
                               ___________   ___________  ___________

EARNINGS (LOSS) BEFORE INCOME
   TAXES AND CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING
   METHOD                         (632,000)     153,000     (211,000)
                               ____________   __________   __________

INCOME TAX EXPENSE (BENEFIT):
  Current                         (288,000)      68,000      (93,000)
  Deferred                         150,000        5,000        62,000
                               ____________   ___________  __________
                                  (138,000)      73,000      (31,000)
                               ____________   ___________  __________

EARNINGS (LOSS)BEFORE CUMU-
  LATIVE EFFECT OF CHANGE
  IN ACCOUNTING METHOD            (494,000)      80,000     (180,000)

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING METHOD             132,000            -       (4,000)
                               ____________    ___________ __________

NET EARNINGS (LOSS)            $  (362,000)   $   80,000   $(184,000)
                               ============   ============  =========

                The accompanying notes are an integral part
                       of these financial statements.

                        AMETECH, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (CONTINUED)

                                     Years Ended December 31,
                              _______________________________________
                                 1995           1994          1993
                              ___________   ___________   ___________
EARNINGS (LOSS) PER
  COMMON SHARE:
  Earnings (loss) before
    cumulative effect of
    change in accounting
    method                  $       (0.04) $       0.01  $     (0.01)
  Cumulative effect of
    change in accounting
    method                           0.01          0.00         0.00
                              ___________   ___________  ___________
  Earnings (loss)
    per common share        $       (0.03) $       0.01  $     (0.01)
                              ===========   ===========  ===========
  Weighted average shares
    outstanding               13,735,203     13,655,901    13,585,191
                              ===========   ===========   ===========

PRO FORMA AMOUNTS ASSUMING
  RETROACTIVE APPLICATION OF
  THE ACCOUNTING CHANGE
  Earnings (loss) before
    accounting change       $    (494,000) $    105,000  $  (169,000)
                             ============   ===========  ============
  Earnings (loss) per
     share before
     accounting change      $       (0.04) $       0.01 $      (0.01)
                             ============   ===========  ============











                The accompanying notes are an integral part
                       of these financial statements.

                        AMETECH, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Additional
                                 Common        Paid-in       Retained
                                 Stock         Capital       Earnings
                               ___________   ___________  ___________

Balance at January 1, 1993     $   137,000   $ 2,919,000  $ 2,391,000
   Net loss                              -             -    (184,000)

Sale of 53,444 shares of
   common stock                          -        30,000            -
                               ___________    ___________ ___________

Balance at December 31, 1993       137,000      2,949,000   2,207,000
   Net earnings                          -              -      80,000

Sale of 76,662 shares of
   common stock                      1,000         21,000           -
                               ___________    ___________ ___________

Balance at December 31, 1994       138,000      2,970,000   2,287,000
   Net loss                                                 (362,000)

Sale of 67,824 shares of
   common stock                      1,000         15,000           -
                               ___________    ____________ __________

                               $   139,000    $ 2,985,000 $ 1,925,000
                               ===========    ============  =========















                The accompanying notes are an integral part
                       of these financial statements.

                        AMETECH, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (CONTINUED)

                                        Treasury
                                          Stock        Total
                                       ___________   __________
Balance at January 1, 1993             $ (109,000)   $5,338,000
   Net loss                                     -      (184,000)

Sale of 53,444 shares of
   common stock                                 -        30,000
                                        ___________  ___________

Balance at December 31, 1993             (109,000)    5,184,000
   Net earnings                                  -       80,000

Sale of 76,662 shares of
   common stock                                  -       22,000
                                        ___________   __________

Balance at December 31, 1994             (109,000)    5,286,000
   Net loss                                            (362,000)

Sale of 67,824 shares of
   common stock                                 -        16,000
                                        ___________   __________

                                       $ (109,000)   $4,940,000
                                        ============  ==========














                The accompanying notes are an integral part
                       of these financial statements.

                          AMETECH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Years Ended December 31,
                                  ________________________________________
                                       1995          1994          1993
                                  _____________  ____________  ___________
Cash Flows From Operating
   Activities:
   Cash collected from customers  $ 17,670,000  $ 13,925,000  $ 14,094,000
   Interest paid                      (731,000)     (447,000)     (459,000)
   Interest received                    60,000        94,000        99,000
   Cash paid to employees and
    other suppliers of goods
    and services                   (14,972,000)  (12,373,000)  (11,779,000)
   Income taxes refunded (paid)       (101,000)      130,000      (222,000)
                                    ____________  ___________   ___________
Net Cash Provided by Operating
  Activities                         1,926,000     1,329,000     1,733,000
                                    ____________  ___________   ___________

Cash Flows From Investing
  Activities:
  Additions to property and
   equipment                        (2,803,000)   (3,172,000)   (1,262,000)
  Proceeds from disposal of
   equipment                           212,000       174,000         3,000
  Permit costs                               -       (20,000)            -
  Purchase of businesses, net
   of cash acquired                 (1,626,000)            -             -
  Proceeds from sale of Academy
    Computing Corporation               18,000         7,000         3,000
  Payments received on notes
    receivable                         214,000       190,000       170,000
  Advances to Green Alternatives,
    Inc.                                     -             -      (255,000)
                                    ____________    ___________  __________

Net Cash Used in Investing
  Activities                         (3,985,000)  (2,821,000)   (1,341,000)
                                    ____________    __________  __________




                  The accompanying notes are an integral part
                         of these financial statements.

                          AMETECH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           Years Ended December 31,
                                  ________________________________________
                                       1995          1994          1993
                                  _____________  ____________  ___________
Cash Flows From Financing
   Activities:
   Proceeds of long-term debt     $ 4,065,000    $ 2,921,000  $ 5,083,000
   Payments on long-term debt      (1,993,000)    (1,425,000)  (5,559,000)
   Sale of unissued stock              16,000         22,000       30,000
                                   ___________    ___________  ___________
Net Cash Provided by (Used in)
   Financing Activities             2,088,000      1,518,000     (446,000)
                                   ___________    ___________  ___________
Net Increase (Decrease) in
   Cash and Cash Equivalents           29,000         26,000      (54,000)

Cash and Cash Equivalents at
  Beginning of Year                    45,000         19,000       73,000
                                   ___________    ___________  ___________
Cash and Cash Equivalents at
  End of Year                     $    74,000    $    45,000   $   19,000
                                   ===========    ===========  ============


      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 1994, the Company acquired property and equipment at $62,000 through trade accounts payable.

The Company purchased businesses in the year ended December 31, 1995. In conjunction with the acquisitions, liabilities were assumed as follows:

    Assets acquired                    $ 2,053,000
    Cash paid, net of cash acquired     (1,626,000)
                                       ___________

      Liabilities assumed              $   427,000
                                       ===========




                  The accompanying notes are an integral part
                         of these financial statements.

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1995, 1994, and 1993


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
     OPERATIONS

     AMETECH, Inc., an Oklahoma corporation, and its subsidiaries (the Company) are engaged primarily in the transportation of hazardous and non-hazardous waste on a nation-wide basis. The Company is a majority owned subsidiary of Moorpark Holding, Inc., a Delaware Corporation. The Company's accounting policies are described below.

     Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Environmental Transportation Services, Inc.
     (ETS), Environmental Field Services, Inc. (EFS), BMH Materials, Inc. (BMH), Dwight Trucking, Inc. (Dwight), and Compliance Training Services, Inc. (CTS), after elimination of significant intercompany transactions and balances.

     Accounts Receivable - The Company provides reserves on specific accounts based upon whether the Company reasonably believes that collection of a specific account is questionable plus a general reserve on uncollected balances based on the aging of accounts receivable. If the Company reasonably believes that the collection of a specific account, or a portion thereof, is questionable, after examination of that account, then the Company will reserve that portion on which it feels collection is questionable. The Company provides a bad debt reserve each month based on historically uncollectible amounts as adjusted for current economic conditions. The allowance for estimated uncollectible amounts was $79,000 and $58,000 at December 31, 1995 and 1994,
     respectively. The Company grants credit to various customers, primarily hazardous waste management companies and hazardous waste brokers, under customary trade terms. To mitigate the risk of credit loss, the Company performs a credit review of new customers and establishes credit limits before extending credit.

     Major Customers - At December 31, 1995, one customer accounted for 19% of the accounts receivable balance. During 1995, one customer accounted for 31% of the total revenue. During 1994, one customer accounted for 34% of total revenue and during 1993, one customer accounted for 28% of total revenue.

                       AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
     OPERATIONS (Continued)

     Property and Equipment - Depreciation of transportation and other equipment is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years.

     Buildings are depreciated on the straight-line method over 30 years. Expenditures for repairs and maintenance are charged to expense when incurred, whereas major betterments are capitalized.

     Inventories - Supply inventory is priced at cost, not in excess of market. Supplies are charged to expense when utilized for repair or maintenance of equipment. Supply inventory of $220,000 and $177,000 at December 31, 1995 and 1994, respectively, are included in other current assets on the Consolidated Balance Sheets.

     Income Taxes - Effective January 1, 1993, the Company adopted the Statement of Financial Accounting Standards No. 109 (SFAS
     109), "Accounting for Income Taxes." SFAS 109 required a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the carrying amounts and the tax bases of existing assets and liabilities. See note 8.

     Earnings (Loss) Per Share - Earnings (Loss) per common share for 1995, 1994, and 1993 are based upon the weighted average number of common shares and dilutive common share equivalents outstanding during the respective years.

     Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Intangible Assets - Cost in excess of net assets of businesses acquired is amortized on the straight line basis over a fifteen year period. The Company assesses the recoverability of costs in excess of net assets of businesses acquired by determining whether the amortization of the asset balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is based on projected future operating cash flows. The Company believes that no impairment has occurred and that no reduction in the estimated useful life is warranted.

                       AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
     OPERATIONS (Continued)

     Tires in Service - The cost of new and replacement tires is capitalized and included in prepaid assets and amortized on a straight-line basis over the estimated useful life of the tires of one to two years.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.   FINANCIAL INSTRUMENTS

     The following table includes various estimated fair value information as of December 31, 1995 as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table are the amounts at which the financial instruments are reported in the consolidated financial statements.

     All of the Company's financial instruments are held for purposes other than trading.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     1.   Cash and Cash Equivalents

     The carrying amount approximates fair value because the Company has the contractual right to receive immediate payment on the deposit accounts.

     2.   Notes Receivable

     The discounted amount of future cash flows using the rate that the Company would expect to obtain on similar transactions is used to estimate fair value.

                       AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   FINANCIAL INSTRUMENTS (Continued)

     3.   Fixed Rate Long-Term Debt

     The discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities is used to estimate fair value.

     4.   Floating Rate Long-Term Debt

     The carrying amount approximates fair value because interest rates adjust to market rates.

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                       Carrying          Estimated
                                        Amount           Fair value
                                      ___________      ____________
         Financial assets
           Cash and cash
           equivalents                  $    74,000    $    74,000
           Notes Receivable                 328,000        319,000
         Financial liabilities
          Fixed rate long-term debt      (2,452,000)    (2,548,000)
          Floating rate long-term debt   (5,916,000)    (5,916,000)


3.   CHANGES IN ACCOUNTING PRINCIPLE AND ESTIMATE

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 required a change from the deferred method to the liability method of accounting for income taxes. Prior years were not restated and the cumulative effect of the change, which is $4,000, is shown as a charge to earnings in the 1993 Statement of Operations.

     Additionally, the Company changed its method of accounting for
     replacement tires effective January 1, 1995.   The Company now
     capitalizes the cost of replacement tires to more closely approximate their useful lives. The capitalized cost of the tires is included in prepaid assets and is amortized over the estimated useful life of the tires of one to two years.

     Prior years were not restated and the cumulative effect of the change is to decrease the net loss for 1995 by $132,000, net
     of income taxes of $42,000, or $.01 per share.   The pro forma
     amounts on the income statement show the net earnings (loss) and net earnings (loss) per share as if the new accounting method had been in effect for the periods presented.

                      AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   CHANGES IN ACCOUNTING PRINCIPLE AND ESTIMATE (Continued)

     Effective January 1, 1995, the Company changed the estimated useful life for tractors from seven to ten years to more closely approximate the useful lives of such assets. The effect of this change was to decrease the net loss for 1995 by $319,000 ($.02 per share), summarized as follows:

            Effect of life of tractors            $408,000
             Less: Tax effect of change             89,000
                                                  ________

             Decrease in net loss                 $319,000
                                                  ========

4.   DISPOSITION OF SUBSIDIARY

     In January 1992, the Company sold its wholly owned subsidiary which operated the "One-Call Business." The transaction was valued at approximately $900,000 which included $200,000 in cash, a note receivable for $485,000 payable in monthly installments over seven years, 60,000 shares of the Company's common stock, and an agreement requiring the purchaser to pay an additional $125,000 in the future. The transaction resulted in an approximate gain of $192,000 which is being recognized over the term of the note (through February 1998). $50,000, $27,000 and $23,000 of such gain was recognized in 1995, 1994 and 1993, respectively. The balance of the note receivable and the additional amount due in the future was $290,000 and $388,000 at December 31, 1995 and 1994,
     respectively. The long-term portion of such amounts are included in Other Assets on the Consolidated Balance Sheets ($197,000 and $288,000 at December 31, 1995 and 1994,
     respectively) and the current portion of such amounts are included in Accounts Receivable ($93,000 and $100,000 at December 31, 1995 and 1994, respectively).

                       AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                               December 31,
                                      ___________________________

                                          1995            1994
                                      _____________   ____________
        Transportation equipment       $ 18,336,000   $ 14,919,000
        Land and buildings                1,952,000      1,938,000
        Furniture and fixtures              712,000        591,000
        Other                               282,000        196,000
                                       ____________    ____________
                                       $ 21,282,000    $ 17,644,000
                                       ============    ============
        Less: Accumulated depreci-
                ation and
                amortization             9,742,000      8,203,000
                                       ____________    ___________
                                       $ 11,540,000    $ 9,441,000
                                       ============    ===========

                      AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LONG-TERM OBLIGATIONS

     Long-term obligations consist of  the following:

                                                December 31,
                                          _________________________

                                             1995           1994
                                          ___________   ___________
Series of notes payable, collateralized
by transportation equipment, due in
monthly installments totaling $33,058
through November 11, 2000, including
interest at fixed rates between 8.50%
and 10%                                   $ 1,313,000   $   540,000

Series of notes payable, collateralized
by transportaion equipment, due in
monthly installments through August 31,
2000, totaling $55,698 plus interest at
the London Interbank Offering Rate plus
3.60% (9.41% at December 31, 1995)          2,748,000     1,409,000

Note payable due in monthly installments
of $3,106 including interest at 1.25%
over Chase Manhattan Bank's prime rate
of interest, collateralized by real
estate                                             -         21,000

Note payable, collateralized by real
estate, due in monthly installments
of $5,354 through March 18, 1999,
including interest at 8.04%                   509,000       529,000

Note payable due in monthly install-
ments of $3,187 through February 21,
1996, including interest at 10%,
collateralized by real estate                   3,000        39,000

                      AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LONG-TERM OBLIGATIONS (continued):

                                                December 31,
                                          _________________________

                                             1995           1994
                                          ___________   ___________
Note payable, collateralized by
transportation equipment, due in
montly instalments through
September 30, 1997, of $83,333 plus
interest at the London Interbank
Offering Rate plus 3.55% (9.36%
at December 31, 1995)                      1,532,000      2,578,000

Series of notes payable, collateralized
by transportation equipment, due in
monthly installments totaling $6,622
through February 28, 1997, including
interest at 8.01%                             83,000        153,000

Note payable, collateralized by trans-
portation equipment, due in monthly
installments through November 6, 2000,
of $5,164, including interest at 10.50%     191,000              -

Notes payable, uncollateralized, due
in monthly installments of $987
through October 4, 1995, bearing no
interest                                         -           10,000

Note payable due in monthly install-
ments of $3,608 through February 1,
1995, including interest at 9%                   -            7,000

Series of notes payable, collater-
alized by equipment, due in monthly
installments totaling $664 through
May 10, 1997, including interest at
12.02% and 12.39%                             10,000         16,000

Note payable collateralized by trans-
portation equipment, due in monthly
installments of $2,202 through
March 13, 2000, including interest
of prime plus 2.5% (11.50% at
December 31, 1995)                          87,000               -

Note payable collateralized by trans-
portation equipment, due in monthly
installments of $8,189 through
April 10, 2000, including interest
at 9.50%                                    343,000               -

                      AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LONG-TERM OBLIGATIONS (continued):

                                                December 31,
                                          _________________________

                                             1995           1994
                                          ___________   ___________

Note payable to bank under Credit
Agreement, collateralized by inven-
tories, receivable and contract
rights due April 30, 1996, with
monthly interest payments at the
national prime rate of interest
plus 3% (11.50% at December 31,
1995).  Subsequently refinanced
(see below)
                                           1,549,000        994,000
                                         ___________    ___________
                                         $ 8,368,000    $ 6,296,000
Less: Current maturities                    2,126,000     2,579,000
                                         ___________    ___________
                                         $ 6,242,000    $ 3,717,000
                                         ===========    ===========

At December 31, 1995, the aggregate yearly maturities due on long-term obligations are as follows:


                             Year Ending
                             December 31,        Total
                             ___________      ___________
                                 1996         $ 2,126,000
                                 1997           1,716,000
                                 1998           2,721,000
                                 1999           1,469,000
                                 2000             336,000
                                              ___________
                                              $ 8,368,000
                                              ===========

     The Company's Credit Agreement (The "Agreement") provides for a
$2,000,000 line of credit for working capital purposes and letters of credit. The note underlying this portion of the credit facility bears interest at the national prime rate of interest (as published in the Wall Street Journal), plus 1% to 3%, depending on certain cash flow ratios (11.50% at December 31, 1995). The interest on this note is payable monthly. No principal payment on this note is required unless the outstanding amount of the loan exceeds the defined borrowing base. The note is due April 30, 1996. At
December 31, 1995, there was $1,549,000 borrowed on this note.


                      AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LONG-TERM OBLIGATIONS (continued):

     The terms of the Agreement include, among other things, a minimum working capital requirement for ETS of $1,500,000
     (excluding current maturities of long-term debt), cash flow coverage of not less than 1.10 to 1, and limitations on additional debt, capital expenditures, and payment of dividends. At December 31, 1995 the Company was not in compliance with the covenants and restrictions of the Agreement, but had secured a new line of credit with another lender (see discussion below). The balance is reflected with the maturities of the new credit line.

     At December 31, 1995, the Company had a net cash overdraft at a bank of $608,000. This overdraft was paid by the Company's line of credit in January, 1996. This amount is included in Accounts Payable on the Consolidated Balance Sheet.

     Information regarding the Company's borrowings under the Agreement for 1995, 1994, and 1993 is as follows:

     * Balance outstanding at December 31, 1995, 1994 and 1993 was $1,549,000, $994,000, and $235,000, respectively.

     *    The weighted average interest rate during each year ended
          December 31, 1995, 1994, and 1993 was 11.21%, 8.58%, and
          8.69%, respectively.

     * The maximum outstanding during 1995, 1994, and 1993 was $1,784,000, $1,095,000, and $931,000, respectively.

     * The average amount outstanding for 1995, 1994, and 1993 was $944,000, $666,000, and $411,000, respectively.

     * The weighted average interest rate at December 31, 1995, 1994, and 1993 was 11.50%, 10.50%, and 7%, respectively.

     In September 1993, the Company refinanced substantially all of its transportation equipment with one lender. The amount of the refinancing was $4,000,000 to be paid in 48 monthly installments beginning on September 30, 1993. The loan is collateralized by the Company's transportation equipment and is guaranteed by the Company. Pursuant to the covenants contained in the loan agreement, the Company must maintain certain financial ratios. The Company was not in compliance with all covenants in the loan agreement at December 31, 1995.
     On April 12, 1996, the Company negotiated such loan covenants and is now in compliance therewith.


                      AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LONG-TERM OBLIGATIONS (continued):

     In February 1996, the Company entered into a new Credit
     Agreement (the "New Agreement"), with a new lender which provides for a $3,000,000 line of credit for working capital purposes and letters of credit. The note underlying this portion of this credit facility bears interest at the prime rate announced by The Chase Manhattan Bank, N.A. plus 1.875% and is collateralized by accounts receivable, deposit accounts and certain intangible assets. The interest on this note is payable monthly, and principal payments are made as accounts receivable are collected. The note is due February 6, 1998 and there are no financial covenants associated with the New
     Agreement.

7.   STOCK OPTIONS

     Under the Company's stock option plan, options to purchase up to 400,000 common shares may be granted for exercise through 1999. The options are exercisable in whole or in part in equal annual installments and to the extent not exercised, accumulate, provided all options must be exercised prior to the expiration date which is five years after the execution date of the individual stock option agreements. The Company has also established a non-qualified stock option plan for outside members of the Board of Directors. This plan has 100,000 shares of common stock available and the term of the plan runs to 1999. No options under the non-qualified plan have been granted.

     On February 21, 1991, options for the purchase of 175,000 shares of common stock were granted to certain key employees of the Company at a price of $.50 per share. These options become exercisable in equal installments between the first anniversary date and the expiration date of the options
     (February 21, 1996). Options for 160,000 shares have been canceled due to employees' termination and options for 5,000 shares were exercised in August 1992. At December 31, 1995, options for 8,000 shares are exercisable.

     Options for 141,500 shares of common stock were granted to certain employees at an exercise price of $.46 per share.
     These options were granted on May 3, 1994 and become exercisable in equal installments between the first anniversary date and the expiration date of the options
     (May 3, 1999). Options for 96,000 shares have been canceled due to employee terminations. At December 31, 1995, options for 13,000 shares are exercisable.

                      AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCK OPTIONS (continued):

     The Company is required to keep a sufficient number of shares available to meet the requirements of the option agreement in the form of either treasury stock or authorized and unissued stock.

     A summary of transactions of the incentive stock option plan is as follows:

                                               Number of Shares
                                        ___________________________
                                          1995      1994      1993
                                        _______   _______   _______
     Outstanding at beginning of year  111,500   132,500   182,500
     Granted                                -    141,500    20,000
     Exercised                              -         -         -
     Canceled                           56,000   162,500    70,000
                                        _______   _______   _______

     Outstanding at end of year         55,500   111,500   132,500
                                        ========  ========  =======

     In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". Application of SFAS 123 will require the Company to make an election to value stock options under a fair value based method as prescribed by SFAS No. 123 or continue using the method as prescribed by APB Opinion No. 25, "Accounting For Stock Issued to Employees". Initial adoption is required in 1996. The Company has not yet decided on which valuation method will be elected.

                       AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAX EXPENSE

     Tax expense consists of the following:

                                        Years Ended December 31,
                                    _______________________________
                                        1995       1994      1993
                                    __________  ________  _________
     Current Expense (Benefit)
        Federal                     $(191,000)   $ 41,000 $(73,000)
        State                         (55,000)     27,000  (20,000)
                                    __________   ________  ________
        Total Current                (246,000)     68,000  (93,000)
     Deferred Expense (Benefit)
        Federal                        69,000     21,000    52,000
        State                          81,000    (16,000)   10,000
                                     _________   _________  _______
        Total Deferred                150,000      5,000    62,000
                                     _________   ________   _______
          Total                     $ (96,000)  $ 73,000  $(31,000)
                                     ==========  =========  ========

     The income tax provision reconciled to the tax computed at the statutory Federal rate was:

                                        Years Ended December 31,
                                    _______________________________
                                        1995       1994      1993
                                    __________  ________  _________
     Tax expense (benefit) at
        statutory rate              $(155,000)  $ 52,000 $ (74,000)
     State income taxes                25,000     11,000   (13,000)
     Other                            (19,000)         -    14,000
     Non-deductible items              11,000     10,000    13,000
     Graduated rate differential       42,000          -    29,000
                                    _________   ________   ________
                                    $ (96,000)  $ 73,000  $ (31,000)
                                    =========   ========  =========

                       AMETECH, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAX EXPENSE (continued)

     Amounts of deferred tax assets, valuation allowance, and deferred tax liabilities at December 31, 1995 and December 31, 1994 are as follows:

                                          December 31,
                                    ________________________
                                       1995           1994
                                    __________      ________

     Deferred Tax Assets
        Alternative minimum tax
           credit carryforward     $    61,000     $  21,000
        Excess financial account-
           ing basis over tax
           basis                        21,000        79,000
        Excess financial account-
           ing over tax bad debt
           expense                      34,000        22,000
        Accrued items not currently
           deductible for tax           79,000        36,000
                                     _________      ________
                                       195,000       158,000
     Less valuation allowance                -             -
                                      ________      ________
        Deferred tax assets            195,000       158,000

     Deferred Tax Liabilities
        Excess financial account-
          ing basis over tax basis
          of fixed assets              (624,000)    (425,000)
        Excess tax over financial
          accounting depreciation      (936,000)    (627,000)
        Deferred tax liabilities     (1,560,000)  (1,052,000)
                                     ___________  ___________
     Net deferred tax liabilities   $(1,365,000) $  (894,000)
                                     ===========  ===========

     At December 31, 1995, the Company has income tax refunds of $312,000 for amounts paid for estimated income taxes and taxes paid in prior years, primarily resulting from the net operating loss carryback provisions of the Internal Revenue code. These amounts are included in Other Current Assets on the Consolidated Balance Sheet.

                       AMETECH, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES

     The reconciliation of net earnings (loss) to net cash provided by operating activities for the years ended December 31, 1995, 1994, and 1993, is as follows:

                                        Years Ended December 31,
                                   ___________________________________
                                        1995       1994      1993
                                   __________    _________   __________
     Net Earnings (Loss)           $ (362,000)   $   80,000  $ (184,000)
       Adjustments to reconcile
          net earnings (loss)to
          net cash provided by
          operating activities:
       Depreciation and
           amortization             $1,899,000    $2,005,000  $1,889,000
       Gain on sale of property        (3,000)       (96,000)     (3,000)
       Gain on sale of subsidiaries   (50,000)       (34,000)    (26,000)
       Write-off of uncollectible
          accounts                     41,000         38,000     632,000
       Change in assets and
          liabilities, net of
          effects of purchases
          of busineses:
          (Increase) decrease
            in accounts
             receivable                20,000     (1,003,000)   (295,000)
          (Increase) decrease
             in prepaid
              expenses               (250,000)        73,000    (108,000)
           (Increase) decrease
             in other current
              assets                 (393,000)        61,000    (265,000)
           Increase in accounts
             payable and accrued
             liabilities              874,000        196,000      27,000
           Deferred income taxes      150,000          5,000      66,000
           Other                            -          4,000           -
                                    __________     __________   _________
                                   $1,926,000      $1,329,000  $1,733,000
                                   ===========     ===========  =========

                      AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1995, the Company had outstanding letters of credit of $216,000. The letters of credit serve as security to obtain licenses in certain states, for uninsured workman's compensation deposits and for performance of services. Such letters of credit reduce the amounts which can be drawn under the Company's $2,000,000 line of credit (Note 6).

     The Company is partially uninsured on its workers' compensation insurance for Oklahoma employees. The Company s retention under this plan is $500,000, after which coverage under the excess workers' compensation insurance plan becomes effective. The Company accrues estimated losses monthly based on a review of claims filed and claims incurred but not reported. The claim and premium expense incurred under the partially uninsured workers' compensation plan was $133,000, $58,000 and $48,000 for 1995, 1994 and 1993, respectively.

     The Company is also partially uninsured for its employee group health insurance coverage. Under this program, the Company is liable for up to of $35,000 per covered person per year with an aggregate liability not to exceed $450,000 per year for the total group. The excess insurance coverage becomes effective when the aforementioned limits are reached. The Company accrues estimated losses monthly based on a review of claims filed and claims incurred but not reported. The claim and premium expense incurred under the Company's partially uninsured group health insurance plan was $233,000, $250,000 and $218,000 for 1995 1994 and 1993, respectively.

     The Company leases transportation terminals and office space under operating lease arrangements. The following is a schedule by year of future minimum lease payments under these operating leases.

                             Year Ending
                             December 31,        Total
                             ___________      ___________

                                 1996          $ 85,000
                                 1997            51,000
                                 1998            30,000
                                 1999            25,000
                                 2000            10,000
                                              ___________
                                               $201,000
                                              ===========

                      AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES (Continued)

     Total lease expense for the years ended December 31, 1995, 1994, and 1993 was approximately $135,000, $113,000, and
     $128,000, respectively.

     The Company provides an employee savings plan ("401-K Plan") for its employees. The 401-K Plan provides for employee contributions, and further provides the Company may, at its discretion, make a matching contribution to the 401-K Plan in an amount determined by the Company. If the Company decides to make any matching contribution, such match will be allocated only to employee participants who make a salary reduction contribution of at least 5% of their compensation. Under the Company's Plan, up to 10% of the fair market value of the Plan's assets may be used to purchase company stock. The Plan purchased 67,824, 76,662, and 53,444, shares for $16,000, $22,000, and $30,000 in 1995, 1994, and 1993,
     respectively. There was no Company contribution to the 401-K Plan for 1995, 1994, or 1993.

     The Company has employment agreements with certain of its key employees which provide for salary continuation for a specified number of months upon a change of control of the Company. In addition, certain stock options to those employees immediately vest upon a change of control.

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

                      AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES (Continued)

     In March 1993, the Company learned that its insurance carrier had denied coverage for the plaintiffs' claims. The Company has instructed its attorneys to vigorously defend the litigation. The case is in its early stages and involves facts yet unknown to the Company. The Company believes that ETS has valid defenses to the plaintiffs' claims, and while the ultimate resolution is unknown, management believes the final outcome will not have a material adverse impact on the Company's financial position or results of operations.

     The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration available insurance coverage, legal counsel s evaluation of such actions, and other relevant information, management is of the opinion that their outcome will not have a significant effect on the Company s consolidated financial position or results of operations

11.  RELATED PARTY TRANSACTIONS

     During 1995, 1994 and 1993, the Company purchased certain fixed assets totaling approximately $147,000, $187,000, and $34,000, respectively from a company partially owned by a director and officer of the Company.

12.  ACQUISITION OF ASSETS OF SMITH SYSTEMS TRANSPORTATION, INC.

     Effective July 20, 1995, the Company purchased from Smith Systems Transportation, Inc. ("SST"), certain of SST's transportation-related assets, which consisted primarily of assets comprising the hazardous waste transportation activities of SST, for approximately $519,000. Pursuant to the agreement between the Company and SST, the Company is to also pay to SST an amount equal to 4% of net revenues
     collected and received   by ETS from certain of SST's existing
     customers at time of closing, with certain limited exceptions, during the period of the first three years from the date of the agreement. In the purchase transaction, the Company did not assume any of the liabilities of SST and the operations of the acquisition have been included since
     July 20, 1995. Such operations do not constitute a significant business acquisition and pro forma results are not presented.

                      AMETECH, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  ACQUISITION OF DWIGHT TRUCKING, INC.

     Effective July 1, 1995, the Company acquired a hazardous and non-hazardous waste transporter, Dwight Trucking, Inc. ("Dwight"), located in Bakersfield, California. The purchase price was approximately $1,204,000 and has been accounted for as a purchase transaction. As a result the Company has allocated the total cost of the acquisition to the acquired assets and assumed liabilities, based on their relative fair values. The results of operations of Dwight have been included in the Company s consolidated financial statements since July 1, 1995. Cost in excess of the net assets acquired was approximately $323,000 which is included in other assets at December 31, 1995.

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

     The following summarized pro forma unaudited information assumes the acquisition had occurred on January 1, 1994:

                                           Years Ended December 31,
                                          _________________________

                                             1995           1994
                                          ___________   ___________
     Revenues                           $ 18,604,000    $ 16,883,000
                                        ============    ============
     Net earnings (loss) before
      cumulative effect of
      change in accounting method           (508,000)          9,000
                                         ============    ============
     Net earnings (loss)                    (376,000)          9,000
                                         ============    ============
     Earnings (loss) per share
       before cumulative effect of
       change in accounting method      $      (0.04)    $      0.00
                                         ============    ============
     Earnings (loss) per share          $      (0.03)    $      0.00
                                         ============    ============


     (a)(3) Exhibits. The Company files the following exhibits with this report:

     2(a).     Stock Purchase Agreement, dated August 17, 1995,
between Environmental Transportation Services, Inc. and Dale Dwight
and Sam Dwight was filed as Exhibit 2.2 to the Company's Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference.

     2(b).     Asset Purchase Agreement, dated July 20, 1995,
between Environmental Transportation Services, Inc. and Arthur E.
Smith & Son Trucking, Inc., Monte Smith and Mary C. Smith was filed as Exhibit 2.1 to the Company's Form 10-Q for the quarter ended
June 30, 1995, and is incorporated herein by reference.

     3(i).     Amended Articles of Incorporation of the Company,
together with Certificate of Merger, was filed as Exhibit 2(b) to the Company's Form 8-K, Date of Report (date of earliest event reported): January 9, 1991, and is incorporated herein by
reference.

     3(ii).    Bylaws, as amended, of the Company, which have been
previously filed as Exhibit 2(c) to the Company's Form 8-A
Registration Statement No. 000-19009, and is incorporated herein by reference.

     4. Specimen copy of the Company's common stock certificate, which has been previously filed as Exhibit 1 to the Company's Form
8-A Registration Statement No. 000-19009, and is incorporated herein by reference.

     10(a).    Company Stock Option Plan (Employee), which has been
filed as Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1990, and is hereby incorporated by reference.

     10(b).    Specimen copy of Option Agreement (Employees), which
has been filed as Exhibit 10(b) to the Company's Form 10-K for the year ended December 31, 1990, and is hereby incorporated by
reference.

     10(c).    Company Stock Option Plan (Non-Employee Directors),
which has been filed as Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1990, and is hereby incorporated by reference.

     10(d).    Specimen copy of Option Agreement (Non-Employee
Directors), which has been filed as Exhibit 10(d) to the Company's
Form 10-K for the year ended December 31, 1990, and is hereby incorporated by reference.

     10(e).    Non-Competition Agreement, dated December 2, 1992,
between the Company and Laidlaw which has been filed as Exhibit 2.3 to the Company's 8-K dated December 2, 1992, and is incorporated herein by reference.

     10(f).    Loan and Security Agreement, dated August 27, 1993,
between the CIT Group/Equipment Financing, Inc. and Environmental
Transportation Services, Inc., which has been filed as Exhibit
10(i) to the Company's Form 10-K for the year ended December 31,
1993, and is hereby incorporated by reference.

     10(g).    Guaranty Agreement dated August 27, 19983, between
the CIT Group/Equipment financing, Inc. and AMETECH, Inc., which has been filed as Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 1993, and is hereby incorporated by
reference.

     10(h).    First Amendment to Loan and Security Agreement dated
March 22, 1994, between the CIT Group/Equipment Financing, Inc. and
Environmental Transportation Services, Inc. has been filed as
Exhibit 10(k) to the Company's Form 10-K for the year ended
December 31, 1994, and is hereby incorporated by reference.

     10(i).    Second Amendment to Loan and Security Agreement
dated September 22, 1994, between the CIT Group/Equipment
Financing, Inc. and Environmental Transportation Services, Inc. has
been filed as Exhibit 10(l) to the Company's Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

     10(j).    Third Amendment to Loan and Security Agreement dated
March 7, 1995, between the CIT Group/Equipment Financing, Inc. and
Environmental Transportation Services, Inc. has been filed as
Exhibit 10(m) to the Company's Form 10-K for the year ended
December 31, 1994, and is hereby incorporated by reference.

     10(k).    Promissory note between the CIT Group/Equipment
Financing, Inc. and Environmental Transportation Services, Inc.,
which has been filed as Exhibit 10(l) to the Company's Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

     10(l).    Promissory note dated May 16, 1994, between the CIT
Group/Equipment Financing, Inc. and Environmental Transportation
Services, Inc. has been filed as Exhibit 10(o) to the Company's
Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.  Substantially the same agreements have been entered into by Environmental Transportation Services, Inc.
with the CIT Group/Equipment Financing, Inc. for the purpose of financing other transportation equipment.  Such omitted documents will be filed with the Commission upon the Commission's request.

     10(m).    Note and Security Agreement between NationsBanc
Leasing Corporation and Environmental Transportation Services,
Inc., dated December 17, 1992, which has been filed as Exhibit
10(m) to the Company's Form 10-K for the year ended December 31,
1993, and is hereby incorporated by reference.

     10(n).    Security Agreement between Associates Commercial
Corporation and Environmental Transportation Services, Inc. dated
July 20, 1994, has been filed as Exhibit 10(r) to the Company's
Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.  Substantially the same agreements have been entered into by Environmental Transportation Services, Inc.
with Associates Commercial Corporation for the purpose of financing other transportation equipment.  Such omitted documents will be filed with the Commission upon the Commission's request.

     10(o).    Agreement between Associates Commercial Corporation
and Environmental Transportation Services, Inc. dated July 20,
1994, has been filed as Exhibit 10(s) to the Company's Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference. Substantially the same agreements have been entered into by Environmental Transportation Services, Inc. with Associates
Commercial Corporation for the purpose of financing other
transportation equipment.  Such omitted documents will be filed with the Commission upon the Commission's request.

     10(p).    Continuing Guaranty between AMETECH, Inc. and
Associates Commercial Corporation dated July 20, 1994, has been filed as Exhibit 10(t) to the Company's Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.
Substantially the same agreements have been entered into by
AMETECH, Inc. with Associates Commercial Corporation for the purpose of financing other transportation equipment.  Such omitted documents will be filed with the Commission upon the Commission's request.

     10(q).    Change in Terms Agreement between First Interstate
Bank of Texas, N.A. and Environmental Transportation Services,
Inc., dated March 25, 1994, has been filed as Exhibit 10(u) to the
Company's Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

     10(r).    Transportation Accounts Financing and Security
Agreement, dated February 6, 1996, between Associates Commercial
Corporation and Environmental Transportation Services, Inc.

     21.  Subsidiaries of the Company.

     23.  Consent of Experts.

     27.  Financial Data Schedule

          (b) Reports on Form 8-K. One report on Form 8-K was filed on September 8, 1996, to report under Item 2 of the Form 8-K the acquisition by the Company's subsidiary od Dwight Trucking, Inc. on August 17, 1996. The related
     Form 8-K/A filed on October 31, 1996, set forth the following financial statements under Item 7 of the Form
     8-K:

          (i)  Financial statements of Dwight Trucking, Inc.

               (a)  Balance Sheet: June 30, 1995;

               (b)  Statement of Operations, Year Ended June 30,
          1995;

               (c)  Statement of Stockholders' (Deficit) Equity;

               (d)  Statement of Cash Flows, Year Ended June 30,
          1995;

               (e)  Notes to Financial Statements;

          (ii) Unaudited Pro Forma Financial Statements:

               (a)  Pro Forma Condensed Consolidated Balance Sheet,
          June 30, 1995;

               (b)  Pro Forma Condensed Consolidated Statement of
          Operations, Year Ended December 31, 1994;

               (c)  Pro Forma Condensed Consolidated Statement of
          Operations, Six Months Ended June 30, 1995;

               (d)  Notes to Pro Forma Condensed Consolidated
          Financial Statements.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 12th day of April, 1996.

                              AMETECH, Inc.


                              By: /s/ Carl B. Anderson, Jr.
                                 _____________________________
                                  Carl B. Anderson, Jr.
                                  President
                                  (Chief Executive Officer)


                              By:  /s/ Kerry Willingham
                                 _____________________________
                                  Kerry Willingham
                                  Controller
                                  (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned has signed this report on behalf of the Company, in the capacities and on the dates indicated:



Dated:  April 12, 1996   By:  /s/ Carl B. Anderson, Jr.
                            _____________________________________
                             Carl B. Anderson, Jr.
                             Chairman of the Board


Dated:  April 12, 1996   By:  /s/ James E. Brown
                            _____________________________________
                             James E. Brown, Director


Dated:  April 12, 1996   By:  /s/ Jay Edwards
                            _____________________________________
                             Jay Edwards, Director


Dated:  April 12, 1996   By:  /s/ Allen G. Poppino
                            _____________________________________
                             Allen G. Poppino, Director



MBEN:\A-C\AMETECH\10K\10K95.3
