Form 10-Q
period 1996-03-31
AMETECH INC
filed 1996-05-20
CIK 1969

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   For the period ended:  March 31, 1996

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

     As of May 14, 1996, the Registrant had 13,754,935 shares of common stock issued and outstanding (excluding 115,000 shares of common stock held as treasury stock).

                        FORM 10-Q OF AMETECH, INC.

                             TABLE OF CONTENTS



                                  PART I

                                                            Page
Item 1.        Financial Statements....................       1


Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.........................       8


                                  PART II


Item 6.        Exhibits and Reports on Form 8-K........      12



SIGNATURES     ........................................      18


                                  PART I

                           FINANCIAL INFORMATION

The accompanying Consolidated Balance Sheet as of March 31, 1996 and the related Statements of Operations and Retained Earnings and Statements of Cash Flows for the three month periods ended
March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The Financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes; therefore, these financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 which are incorporated herein by reference.

                      AMETECH, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                      March 31,        December 31,
                                        1996               1995
                                     ____________      ___________
                                     (unaudited)

                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents          $   115,000       $    74,000
  Accounts receivable                  3,808,000         3,538,000
  Prepaid expenses                     1,315,000           429,000
  Other                                  640,000           646,000
                                     ___________       ___________
     Total Current Assets              5,878,000         4,687,000
                                     ___________       ___________

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation
  of $9,116,000 and $9,742,000 at
  March 31, 1996, and December 31,
  1995, respectively:
     Transportation equipment          9,216,000         9,479,000
     Buildings and other               2,029,000         2,061,000
                                     ___________       ___________
                                      11,245,000        11,540,000
                                     ___________       ___________

OTHER ASSETS, net of accumulated
  amortization of $335,000 and
  $325,000 at March 31, 1996,
  and December 31, 1995,
  respectively                           469,000           499,000
                                     ___________       ___________


                                     $17,592,000       $16,726,000
                                     ===========       ===========






               The accompanying notes are an integral part
                      of these financial statements.

                        AMETECH, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                                             March 31,     December 31,
                                               1996           1995
                                           ____________     ___________
                                            (unaudited)

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities     $ 2,389,000    $ 2,053,000
 Current maturities of long-term obligations    2,640,000      2,126,000
                                              ___________    ___________
     Total Current Liabilities                  5,029,000      4,179,000
                                              ___________    ___________

DEFERRED INCOME TAXES                           1,331,000      1,365,000
                                              ___________    ___________

LONG-TERM OBLIGATIONS, net of current
  maturities                                    6,563,000      6,242,000
                                              ___________    ___________

STOCKHOLDERS' EQUITY:
  Common stock of $.01 par value;
    25,000,000 shares authorized at
    March 31, 1996, and December 31,
    1995;
    13,900,032 and 13,874,206 shares
    issued at March 31, 1996, and
    December 31, 1995, respectively               139,000        139,000
  Additional paid-in capital                    2,990,000      2,985,000
  Retained earnings                             1,649,000      1,925,000
                                              ___________    ___________
                                                4,778,000      5,049,000

Less - Treasury Stock (115,000 shares at
  March 31, 1996, and December 31,
  1995), at cost                                  109,000        109,000
                                              ___________    ___________
    Total Stockholders' Equity                  4,669,000      4,940,000
                                              ___________    ___________

                                              $17,592,000    $16,231,000
                                              ===========    ===========

                 The accompanying notes are an integral part
                        of these financial statements.

                      AMETECH, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                (UNAUDITED)

                                            Three Months Ended
                                                  March 31,
                                        ___________________________
                                           1996            1995
                                        ___________    ___________
REVENUES                                 $ 4,310,000    $ 3,796,000
                                         ___________    ____________

COSTS AND EXPENSES:
  Operating costs                          3,538,000      2,714,000
  General and administrative expense         609,000        539,000
  Depreciation and amortization              495,000        432,000
  Interest expense                           213,000        134,000
  Other expense (income), net               (102,000)       (29,000)
                                         ___________    ___________
                                           4,753,000      3,790,000
                                         ___________    ___________

EARNINGS (LOSS) BEFORE INCOME TAXES         (443,000)         6,000
                                         ___________    ___________

INCOME TAX EXPENSE (BENEFIT):
  Current                                   (201,000)       (39,000)
  Deferred                                    34,000         41,000
                                         ___________    ___________
                                             167,000          2,000
                                         ___________    ___________

NET EARNINGS (LOSS)                         (276,000)         4,000

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                                2,287,000      2,287,000
                                         ___________    ___________

RETAINED EARNINGS AT END OF PERIOD       $ 2,011,000    $ 2,291,000
                                         ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE:
  Earnings (Loss) per common share       $     (0.02)   $      0.00
                                         ===========    ===========
  Weighted average shares outstanding     13,776,600     13,708,208
                                         ===========    ===========

                The accompanying notes are an integral part
                       of these financial statements.

                       AMETECH, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                            Three Months Ended
                                                 March 31,
                                        ___________________________
                                           1996            1995
                                        ___________    ___________
Cash Flows From Operating Activities:
  Cash collected from customers          $ 4,043,000     $ 4,147,000
  Interest paid                             (213,000)       (140,000)
  Interest received                           11,000          17,000
  Cash paid to employees and other
    suppliers of goods and services       (4,614,000)     (2,973,000)
  Income taxes refunded (paid)                50,000       (74,000)
                                         ___________    ___________
Net Cash Provided by Operating
  Activities                                (723,000)        977,000
                                         ___________      ___________

Cash Flows From Investing Activities:
  Additions to property and equipment       (256,000)     (1,176,000)
  Proceeds from disposal of equipment        153,000          78,000
  Proceeds from sale of subsidiary                 0          18,000
  Payments received on notes receivable       27,000          60,000
                                         ___________     ___________

Net Cash Used in Investing Activities        (76,000)     (1,020,000)
                                         ___________     ___________

Cash Flows From Financing Activities:
  Proceeds of long-term debt               1,138,000       1,042,000
  Payments on long-term debt                (303,000)     (1,050,000)
  Sale of unissued stock                       5,000           6,000
                                         ___________     ___________
Net Cash Used in Financing Activities:       840,000          (2,000)
                                         ___________     ___________
Net Increase (Decrease) in Cash and
  Cash Equivalents                            41,000         (45,000)
                                        ___________     ___________
Cash and Cash Equivalents at Beginning
  of Period                                   74,000          45,000
                                         ___________     ___________
Cash and Cash Equivalents at End
  of Period                              $   115,000     $         0
                                         ===========     ===========


                The accompanying notes are an integral part
                       of these financial statements.

                       AMETECH, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1996


1. The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

2.   EARNINGS PER SHARE

     Earnings per common share are based upon the weighted average number of common shares outstanding during the respective three month periods. All outstanding stock options are considered anti-dilutive and are not included in the calculation for earnings per share.

3.   RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
     OPERATING ACTIVITIES

     The reconciliation of net earnings (loss) to net cash provided by operating activities for the three-month periods ended
     March 31, 1996 and 1995 is as follows:

                                                 Three Months Ended March 31,
                                                 __________________________
                                                    1996             1995
                                                 __________      __________
       Net Earnings (Loss)                       $ (276,000)      $   4,000
       Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities:
       Depreciation and amortization                495,000         432,000
       Gain on sale of subsidiary                    (9,000)        (26,000)
       (Gain)loss on sale of property               (88,000)         16,000
       Change in assets and liabilities:
         (Increase) Decrease in accounts
            receivable                             (267,000)        351,000
         Increase in prepaid expenses              (886,000)       (402,000)
         (Increase) Decrease in other assets          6,000         (56,000)
       Increase in accounts payable
         and accrued liabilities                    336,000         613,000
       Deferred income taxes                        (34,000)         41,000
       Other                                              0           4,000
                                                  __________        _________
                                                  $ (723,000)       $ 977,000
                                                  ==========        =========

                       AMETECH, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1996


4.   CHANGE IN ACCOUNTING ESTIMATE (continued)

     Effective January 1, 1995, the Company elected to change the estimated useful life for tractors from seven to ten years to more closely approximate the useful life of such assets. The effect of this change was to increase net income for the three months ended March 31, 1995 by $78,000 ($.01 per share), summarized as follows:

              Effect of life of tractors        $117,000
              Less:  Tax effect of change         39,000
                                                ________
              Increase in net income            $ 78,000
                                                ========

5.   COMMITMENTS AND CONTINGENCIES

     On January 3, 1992, seven individual plaintiffs filed a Petition against the Company s transportation subsidiary, Environmental Transportation Services, Inc. ( ETS ), and Dyna-Turn of Oklahoma Incorporated ( Dyna-Turn ), in the District Court of Oklahoma County. The seven plaintiffs, who were employees at a waste incineration facility in Miami, Oklahoma, claim that Dyna-Turn generated solid waste which was contaminated with toxic and hazardous chemicals, and that this solid waste was transported by ETS to the incineration facility for disposal. The plaintiffs claim that Dyna-Turn and ETS were engaged in ultra-hazardous activities during the generation and transportation of the waste, and failed to warn the plaintiffs of the hazardous nature of the waste or of its harmful side effects.

     The plaintiffs claim they sustained personal injuries and lost earnings and are seeking unspecified actual damages in excess of $10,000 and punitive damages.

     In March 1993, the Company learned that its insurance carrier had denied coverage for the plaintiffs claims. The Company has instructed its attorneys to vigorously defend the litigation. The plaintiffs have not initiated further action, and as a result, there are still facts unknown to the Company. The Company believes that ETS has valid defenses to the plaintiffs claims, but at this stage of litigation, the Company is unable to determine the amount of its potential exposure to loss, if any.

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

The net loss for the quarter ended March 31, 1996 was $276,000 as compared to net income of $4,000 for the quarter ended March 31, 1995. This decrease in net earnings of $280,000 was primarily attributable to an decrease in the gross margin (revenues less operating costs) of $310,000 coupled with higher interest costs of $79,000.

Total revenues were $4,310,000 and $3,796,000 for the quarters ended March 31, 1996 and 1995, respectively. This increase of $514,000 was largely attributable to an increase in transportation and related revenues of $700,000 due, in part, to revenues generated by Dwight Trucking, Inc. ( Dwight ), the Company s subsidiary acquired effective July 1, 1995, and by certain transportation assets acquired from Smith Systems Transportation, Inc. ( SST ) in July 1995. Additionally, the Company s transportation subsidiary, Environmental Transportation Services, Inc. ( ETS ), generated increased miles during the first quarter of 1996 due to operating additional transportation equipment. The increase in volume resulting from the additional tractors was partially offset by a decrease in the running mile rate of $.04 per mile, which is due to continuing competitive pressures. Other transportation related revenues decreased $79,000 from the quarter ended March 31, 1995 to the same quarter in 1996 due to lower accessorial revenues and roll off box rentals.

Non-transportation related revenues decreased $186,000 from the first quarter of 1995 to the first quarter of 1996 due to decreased revenues generated by BMH Materials, Inc. ( BMH ), the Company s non-hazardous waste processing facility located in Green Cove Springs, Florida, and to a decrease in revenues recorded by the Company s remediation subsidiary which started a remediation project in March 1995. This subsidiary is currently inactive.

Operating costs were $3,538,000 and $2,714,000 for the first quarters of 1996 and 1995, respectively. This represents an increase of 10.6 percentage points when expressed as a percentage of total revenues.

Operating costs related to transportation services were $3,510,000 and $2,549,000 for the quarters ended March 31, 1996 and 1995, respectively. These amounts represent 82.5% and 71.7% of transportation and related revenues for the respective quarters of 1996 and 1995. This increase in the percentage of operating costs to revenues from 1995 to 1996 is due largely to the lower running mile rate as discussed earlier and to increased variable transportation costs.

Operating costs associated with BMH decreased $59,000 from 1995 to 1996 due to the reduced activity. Operating costs associated with the Company s remediation subsidiary decreased $75,000 for the quarter March 31, 1996 due to the remediation project mention earlier.

General and administrative expenses increased $70,000 from 1995 to 1996 but remained constant as a percentage of revenues. This increase was mainly attributable to general and administrative costs associated with Dwight.

Interest expense increased $79,000 due to increased debt.

Liquidity and Capital Resources

Working capital increased from $508,000 at December 31, 1995 to $849,000 at March 31, 1996. This increase has resulted from the use of long-term debt to fund operations.

In February 1996, the Company entered into a new revolving working capital line of credit agreement (the Agreement ) with a new lender which provides for a $3,000,000 line of credit for working capital purposes. This line of credit 1) is collateralized by accounts receivable, deposit accounts and certain intangible assets, 2) bears interest at the prime rate published by The Chase Manhattan Bank, N.A. plus 1.875%, and 3) provides for advances at 80% of eligible receivables. The note is due February 6, 1998 and there are no financial covenants associated with the Agreement. The interest on the note is payable monthly and principal payments are made as accounts receivable are collected. At March 31, 1996 the Company had borrowed $2,257,000 under the new credit Agreement, and at December 31, 1995, the Company had borrowed $1,549,000 under the former credit agreement. At May 16, 1996, the Company has borrowed the maximum amount available under the new line of credit.

In the first quarter of 1996, the Company paid only the interest portion of the February and March loan payments to its principal equipment lender due to a temporary cash flow shortage. The lender has orally agreed that the Company may pay the February and March principal payments in September and October 1996. The Company paid its April payment to this lender in full and expects to be able to make the May payment, also. Additionally, this lender increased the interest rate by one percentage point for the remaining term of such loans by the lender. As of March 30, 1996, the principal amount owing to this equipment lender was approximately $4.1 million.

In February 1996, Carl Anderson, Jr., CEO and acting President, loaned the Company $195,000 bearing interest at 10% per annum. The loan is payable upon demand and the interest is payable monthly. The loan was for working capital purposes and is unsecured. The outstanding balance on this loan at March 31, 1996, was $191,000.

The Company s subsidiary, ETS, has entered into two lease agreements with Sullivan s Trucking Company, Inc. ( Sullivan ), effective
March 1, 1996, whereby ETS is leasing a certain number of hazardous waste tractors, trailers and roll-off boxes. ETS has used this equipment to transport waste for Sullivan s and ETS customers. In connection with such leases, ETS is to pay Sullivan $8,684 per month for twenty four months on one lease and $28,803 per month for forty eight months on the other lease. ETS began making payments on both these leases March 1, 1996. The lease providing for monthly rental payments of $28,803 also allows the Company the option to purchase the equipment covered by such lease. Under the terms of such lease, the Company may acquire the equipment covered by such lease at any time during its term at the then fair market value of such equipment at the time of such exercise. The other lease with Sullivan does not provide the Company with an option to purchase the equipment covered by such lease.

The Company has also reached an agreement in principle to acquire from Sullivan certain customer lists, goodwill, inventory, and other business aspects of Sullivan s hazardous waste transportation business. Upon closing of this transaction, the Company will pay Sullivan 1,309,221 shares of the Company s common stock and will lease from Sullivan its transportation terminal in Ponca City, Oklahoma for a term of four years at a rental of $3,800 per month. This transaction is subject to the parties finalizing and executing definitive agreements.

In order to generate additional liquidity, the Company is attempting to sell certain assets. With its present working capital line of credit and the anticipated proceeds resulting from the sale of certain assets, together with the collection of its receivable and expected income tax refund, the Company believes that it will be able to meet is presently foreseeable working capital requirements. This is a forward-looking statement and involves a number of uncertainties that could cause actual results regarding the Company s ability to meet is presently foreseeable working capital requirements to differ materially from that projected in the statement, including but not limited to, the inability of the Company to sell such assets, the Company not being able to return to profitability in 1996 or its revenues materially decreasing from that anticipated in 1996, the Company s inability to generate sufficient eligible receivables in order to fully utilize its present working capital line of credit, a material amount of receivables are not collected when anticipated, and/or the Company does not receive the tax refund as expected.

                                   PART II


                              OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Equipment Lease Agreement between Environmental
                    Transportation Services, Inc. and Sullivan's
                    Trucking Co., Inc., dated March 1, 1996

               10.2 Equipment Lease Agreement between Environmental
                    Transportation Services, Inc. and Sullivan's
                    Trucking Co., Inc., dated March 1, 1996.

               27   Financial Data Schedule

          (b)  Reports on Form 8-K - None.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on the 17th day of May, 1996.


                                   AMETECH, Inc.



                                   By /s/ Carl B. Anderson, Jr.
                                     ______________________________
                                        Carl B. Anderson, Jr.
                                        Chief Executive Officer



                                   By  /s/ Kerry Willingham
                                     ______________________________
                                        Kerry Willingham
                                        Controller
                                        (Principal Financial Officer)

























MBEN:\A-C\AMETECH\10Q\10Q.396