Form 10-Q
period 1996-06-30
AMETECH INC
filed 1996-08-19
CIK 1969

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF
REGULATION S-T

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   For the period ended:  June 30, 1996

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

As of August 8, 1996, the Registrant had 13,798,858 shares of common stock issued and outstanding (excluding 115,000 shares of common stock held as treasury stock).

                        FORM 10-Q OF AMETECH, INC.

                             TABLE OF CONTENTS



                                  PART I


                                                            Page

Item 1.        Financial Statements....................       1


Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.........................      10


                                  PART II


Item 1.        Legal Proceedings.......................      15

Item 4.        Submission of Matters to a Vote of
                    Security Holders...................      15

Item 6.        Exhibits and Reports on Form 8-K........      16



SIGNATURES     ........................................      17

                                  PART I

                           FINANCIAL INFORMATION

The accompanying Consolidated Balance Sheet as of June 30, 1996 and the related Statements of Operations and Retained Earnings and Statements of Cash Flows for the three and six month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The Financial Statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company s annual financial statements and notes; therefore, these financial statements should be read in conjunction with the notes to the financial statements contained in the Company s Annual Report on Form 10-K for the year ended December 31, 1995 which are incorporated herein by reference.

                      AMETECH, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                      June 30,         December 31,
                                        1996               1995
                                     ____________      ___________
                                     (unaudited)

                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents              $    10,000    $    74,000
  Accounts receivable                      4,659,000      3,538,000
  Prepaid expenses                         1,111,000        429,000
  Other                                      705,000        646,000
                                         ___________    ___________
     Total Current Assets                  6,485,000      4,687,000
                                         ___________    ___________

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation
  of $9,592,000 and $9,742,000 at
  June 30, 1996, and December 31,
  1995, respectively:
     Transportation equipment              8,814,000      9,479,000
     Buildings and other                   1,993,000      2,061,000
                                         ___________    ___________
                                          10,807,000     11,540,000
                                         ___________    ___________

OTHER ASSETS, net of accumulated
  amortization of $345,000 and
  $325,000 at June 30, 1996,
  and December 31, 1995,
  respectively                               433,000        499,000
                                         ___________    ___________


                                         $17,725,000    $16,726,000
                                         ===========    ===========






               The accompanying notes are an integral part
                      of these financial statements.

                        AMETECH, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                                             June 30,      December 31,
                                               1996           1995
                                           ____________     ___________
                                            (unaudited)

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities     $ 2,304,000    $ 2,053,000
 Current maturities of long-term obligations    2,571,000      2,126,000
                                              ___________    ___________
     Total Current Liabilities                  4,875,000      4,179,000
                                              ___________    ___________

DEFERRED INCOME TAXES                           1,386,000      1,365,000
                                              ___________    ___________

LONG-TERM OBLIGATIONS, net of current
  maturities                                    6,886,000      6,242,000
                                              ___________    ___________

STOCKHOLDERS' EQUITY:
  Common stock of $.01 par value;
    25,000,000 shares authorized at
    June 30, 1996, and December 31,
    1995;
    13,900,032 and 13,874,206 shares
    issued at June 30, 1996, and
    December 31, 1995, respectively               139,000        139,000
  Additional paid-in capital                    2,991,000      2,985,000
  Retained earnings                             1,557,000      1,925,000
                                              ___________    ___________
                                                4,687,000      5,049,000

Less - Treasury Stock (115,000 shares at
  June 30, 1996, and December 31,
  1995), at cost                                  109,000        109,000
                                              ___________    ___________
    Total Stockholders' Equity                  4,578,000      4,940,000
                                              ___________    ___________

                                              $17,725,000    $16,726,000
                                              ===========    ===========

                 The accompanying notes are an integral part
                        of these financial statements.

                      AMETECH, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                (UNAUDITED)

                                            Three Months Ended
                                                  June 30,
                                        ___________________________
                                           1996            1995
                                        ___________    ___________
REVENUES                                 $ 5,078,000    $ 4,501,000
                                         ___________    ____________

COSTS AND EXPENSES:
  Operating costs                          3,907,000      3,185,000
  General and administrative expense         507,000        599,000
  Depreciation and amortization              479,000        443,000
  Interest expense                           231,000        165,000
  Other expense (income), net                 44,000         (4,000)
                                         ___________    ___________
                                           5,168,000      4,388,000
                                         ___________    ___________

EARNINGS (LOSS) BEFORE INCOME TAXES          (90,000)       113,000
                                         ___________    ___________

INCOME TAX EXPENSE (BENEFIT):
  Current                                     15,000         22,000
  Deferred                                   (13,000)        25,000
                                         ___________    ___________
                                               2,000         47,000
                                         ___________    ___________

NET EARNINGS (LOSS)                          (92,000)        66,000

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                                1,649,000      2,291,000
                                         ___________    ___________

RETAINED EARNINGS AT END OF PERIOD       $ 1,557,000    $ 2,357,000
                                         ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE:
  Earnings (Loss) per common share       $     (0.01)   $      0.00
                                         ===========    ===========
  Weighted average shares outstanding     13,790,669     13,731,119
                                         ===========    ===========

                The accompanying notes are an integral part
                       of these financial statements.

                       AMETECH, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                 (UNAUDITED)

                                            Six Months Ended
                                                  June 30,
                                        ___________________________
                                           1996            1995
                                        ___________    ___________
REVENUES                                 $ 9,388,000    $ 8,297,000
                                         ___________    ____________

COSTS AND EXPENSES:
  Operating costs                          7,445,000      5,899,000
  General and administrative expense       1,116,000      1,138,000
  Depreciation and amortization              974,000        875,000
  Interest expense                           444,000        299,000
  Other expense (income), net                (58,000)       (33,000)
                                         ___________    ___________
                                           9,921,000      8,178,000
                                         ___________    ___________

EARNINGS (LOSS) BEFORE INCOME TAXES         (533,000)       119,000
                                         ___________    ___________

INCOME TAX EXPENSE (BENEFIT):
  Current                                   (186,000)       (17,000)
  Deferred                                    21,000         66,000
                                         ___________    ___________
                                            (165,000)        49,000
                                         ___________    ___________

NET EARNINGS (LOSS)                         (368,000)        70,000

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                                1,925,000      2,287,000
                                         ___________    ___________

RETAINED EARNINGS AT END OF PERIOD       $ 1,557,000    $ 2,357,000
                                         ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE:
  Earnings (Loss) per common share       $     (0.03)   $      0.01
                                         ===========    ===========
  Weighted average shares outstanding     13,783,345     13,719,727
                                         ===========    ===========

                The accompanying notes are an integral part
                       of these financial statements.

                       AMETECH, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                            Six Months Ended
                                                 June 30,
                                        ___________________________
                                           1996            1995
                                        ___________    ___________
Cash Flows From Operating Activities:
  Cash collected from customers          $ 8,274,000     $ 8,102,000
  Interest paid                             (444,000)       (305,000)
  Interest received                           22,000          32,000
  Cash paid to employees and other
    suppliers of goods and services       (8,933,000)     (6,667,000)
  Income taxes refunded (paid)                 1,000        (92,000)
                                         ___________    ___________
Net Cash Provided (Used) by Operating
  Activities                              (1,080,000)       1,070,000
                                         ___________      ___________

Cash Flows From Investing Activities:
  Additions to property and equipment       (289,000)     (2,309,000)
  Proceeds from disposal of equipment        153,000          93,000
  Proceeds from sale of subsidiary                 0          18,000
  Payments received on notes receivable       57,000         112,000
                                         ___________     ___________

Net Cash Used in Investing Activities        (79,000)     (2,086,000)
                                         ___________     ___________

Cash Flows From Financing Activities:
  Proceeds of long-term debt               1,836,000       1,937,000
  Payments on long-term debt                (747,000)       (975,000)
  Sale of unissued stock                       6,000          10,000
                                         ___________     ___________
Net Cash Provided by Financing
  Activities:                              1,095,000         972,000
                                         ___________     ___________
Net Decrease in Cash and
  Cash Equivalents                           (64,000)        (44,000)
                                        ___________     ___________
Cash and Cash Equivalents at
  Beginning of Period                         74,000          45,000
                                         ___________     ___________
Cash and Cash Equivalents at
  End of Period                          $    10,000     $     1,000
                                         ===========     ===========

                The accompanying notes are an integral part
                       of these financial statements.

                       AMETECH, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1996


1. The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

2.   EARNINGS PER SHARE

     Earnings per common share are based upon the weighted average number of common shares outstanding during the respective three and six month periods. All outstanding stock options are considered anti-dilutive and are not included in the calculation for earnings per share.

3.   RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
     OPERATING ACTIVITIES

     The reconciliation of net earnings (loss) to net cash provided by operating activities for the six-month periods ended June 30, 1996 and 1995 is as follows:

                                                   Six Months Ended June 30,
                                                  __________________________
                                                     1996             1995
                                                  __________      __________
       Net Earnings (Loss)                        $ (368,000)     $  70,000
       Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities:
       Depreciation and amortization                 974,000        875,000
       Gain on sale of subsidiary                    (18,000)       (35,000)
       (Gain)loss on sale of property                (93,000)        11,000
       Change in assets and liabilities:
         Increase in accounts receivable          (1,114,000)      (194,000)
         Increase in prepaid expenses               (682,000)      (449,000)
         Increase in other assets                    (59,000)       (31,000)
         Increase in accounts payable
           and accrued liabilities                   251,000        727,000
       Deferred income taxes                          21,000         66,000
       Write-off of bad debts                              0         25,000
       Other                                           8,000          5,000
                                                   __________     _________
                                                  $(1,080,000)   $1,070,000
                                                   ==========     =========

                       AMETECH, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1996


4.   CHANGE IN ACCOUNTING ESTIMATE

     Effective January 1, 1995, the Company elected to change the estimated useful life for tractors from seven to ten years to more closely approximate the useful life of such assets. The effect of this change was to increase net income for the six months ended June 30, 1995 by $128,000 ($.01 per share), summarized as follows:

              Effect of life of tractors        $217,000
              Less:  Tax effect of change         89,000
                                                ________
              Increase in net income            $128,000
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

     The Company is in default under its cash flow covenant with the equipment lender. By letter, dated August 16, 1996, the lender has advised the Company that the Company and the lender are currently negotiating a waiver to such default, and the lender believes that the parties are close to an agreement and that the lender will be able to issue the waiver shortly. As a result of such letter, the Company continues to classify the long-term portion due to such lender as long-term debt. If, for any reason, a waiver is not issued by the lender, $1,837,000 now classified as long-term debt would have to be reclassified as current liabilities.

6.   SUBSEQUENT EVENTS

     In November, 1995, ETS was sued by an individual who alleged he was hired as an employee and that ETS breached his written employment agreement. During July, 1996, the court entered a judgment against ETS in favor of the plaintiff. The court found that ETS was liable to the plaintiff for payment of compensation for the two years of the employment agreement, which the Company estimates will be approximately $130,000, which includes any prejudgment interest and attorneys' fees of the plaintiff's counsel. The Company is in the process of attempting to negotiate a reduction of the amount of the judgment and extended terms of payment.

     During August, 1996, the Company finalized the sale of one (1) of the facilities owned by its transportation subsidiary located in Laporte, Texas, and the sale by a subsidiary of its non-hazardous waste processing facility located in Green Cove Springs, Florida. The Company's subsidiaries sold these two (2) facilities for approximately $1.2 million and realized net proceeds (after payment of a certain mortgage and closing cost) of approximately $650,000 as a result of such transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995 The net loss for the quarter ended June 30, 1996 was $92,000, as compared to net income of $66,000 for the quarter ended June 30, 1995. This decrease in net earnings of $158,000 was primarily attributable to a decrease in the gross margin (revenues less operating costs) of $145,000 along with higher interest costs of $66,000.

Total revenues were $5,078,000 and $4,501,000 for the quarters ended June 30, 1996 and 1995, respectively. This increase of $577,000 was largely attributable to an increase in transportation and related revenues of $982,000 due, in part, to revenues generated by the Company's transportation subsidiary's California operation, which was acquired effective July 1, 1995, and the Company's transportation subsidiary's Colorado operation, the assets of which were acquired in July 1995. Additionally, the Company s transportation subsidiary generated increased miles during the second quarter of 1996 due to operating additional transportation equipment. The increase in volume resulting from the additional tractors was partially offset by a decrease in the running mile rate of $.05 per mile which is due to continuing competitive pressures. Other transportation related revenues remained fairly constant from 1995 to 1996.

Non-transportation related revenues decreased $405,000 from the second quarter of 1995 to the second quarter of 1996 due to decreased revenues generated by the Company s non-hazardous waste processing subsidiary located in Green Cove Springs, Florida, and to a decrease in revenues recorded by the Company s remediation subsidiary which started a remediation project in March 1995. The remediation subsidiary is currently inactive.

Operating costs were $3,907,000 and $3,185,000 for the second quarters of 1996 and 1995, respectively. This represents an increase of 6.2 percentage points when expressed as a percentage of total revenues.

Operating costs relating to transportation services were $3,872,000 and $2,806,000 for the quarters ended June 30, 1996 and 1995, respectively. These amounts represent 77.4% and 69.8% of transportation and related revenues for the respective quarters of 1996 and 1995. This increase in the percentage of operating costs to revenues from 1995 to 1996 is due largely to the lower running mile rate as discussed earlier and to increased variable transportation costs.

Non-transportation operating costs decreased $339,000 from 1995 to 1996 due to reduced activity of the Company's non-hazardous waste processing subsidiary located in Florida, as discussed earlier as well as to reduced operating costs associated with the Company's remediation subsidiary which had started a remediation project in March 1995.

General and administrative expenses decreased $92,000 from 1995 to 1996 due to lower personnel and travel and entertainment costs.

Interest expense increased $66,000 due to increased debt.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30,
1995

The net loss for the six months ended June 30, 1996 was $368,000, as compared to net income of $70,000 for the six months ended June 30, 1995. This decrease in net income of $438,000 is primarily attributable to a decrease in the gross margin of $455,000, as well as increased interest costs of $145,000.

Total revenues for the first half of 1996 were $9,388,000, as compared to $8,297,000 for the first half of 1995, an increase of $1,091,000. This increase was due to an increase in transportation and related revenues of $1,682,000 due, in part, to revenues generated by the Company's transportation subsidiary's California operation, which was acquired effective July 1, 1995, and the Company's transportation subsidiary's Colorado operation, the assets of which were acquired in July, 1995. Additionally, the Company's transportation subsidiary generated increased miles during the first six months of 1996 due to operating additional transportation equipment. The increase in volume resulting from the additional equipment was partially offset by a decrease in the running mile rate of $.05 per mile due to continuing competitive pressures. Other transportation related revenues decreased $120,000 due to reduced demurrage revenues.

Non-transportation related revenues decreased $584,000 from 1995 to 1996 due to decreased revenues generated by the Company's non-hazardous waste transfer facility located in Florida and to a decrease in revenues recorded by the Company s remediation subsidiary which started a remediation project in March 1995. This remediation subsidiary is currently inactive.

Total operating costs were $7,445,000 and $5,899,000 for the six month periods ended June 30, 1996 and 1995, respectively. These amounts represent 79.3% and 71.1% of total revenues for the respective six month periods of 1996 and 1995, an increase of 8.2 percentage points.

Operating costs related to transportation services were $7,382,000 and $5,355,000 (79.7% and 70.7% of transportation and related revenues) for the six month periods ended June 30, 1996 and 1995, respectively. The increase in the percentage of operating costs to revenues from 1995 to 1996 is attributable to the lower running mile rate as discussed earlier and to increased variable transportation costs.

Operating costs not related to transportation services decreased
$473,000 from 1995 to 1996 due to the reduced activity at the Company's subsidiary's non-hazardous waste transfer facility located in Florida discussed earlier and to reduced operating costs associated with the Company s remediation subsidiary which had started a remediation project in March 1995.

General and administrative expenses decreased $22,000 from 1995 to 1996 due largely to reduced personnel and travel and entertainment expenses. These reductions in expenses were partially offset by increased general and administrative expenses associated with the Company's transportation subsidiary's California operation.

Depreciation expense increased $99,000 due largely to the Company's transportation subsidiary's California operation's depreciation expense and to depreciation associated with the assets purchased relating to the Company's transportation subsidiary's Colorado operation.

Interest expense increased $145,000 from 1995 to 1996 due to increased debt.

Liquidity and Capital Resources

Working capital increased from $508,000 at December 31, 1995 to $1,610,000 at June 30, 1996. This increase has resulted from the use of long-term debt to fund operations.

In February 1996, the Company entered into a new revolving working capital line of credit agreement (the Agreement ) with a new lender which provides for a $3,000,000 line of credit for working capital purposes. This line of credit 1) is collateralized by accounts receivable, deposit accounts and certain intangible assets, 2) bears interest at the prime rate published by The Chase Manhattan Bank, N.A. plus 1.875%, and 3) provides for advances at 80% of eligible receivables. The note is due February 6, 1998 and there are no financial covenants associated with the Agreement. The interest on the note is payable monthly and principal payments are made as accounts receivable are collected. At June 30, 1996 the Company had borrowed $2,955,000 under the new credit Agreement, and at December 31, 1995, the Company had borrowed $1,549,000 under the former credit agreement. In June 1996, the Company and the new lender entered into a short term agreement ( Short Term Agreement ) whereby the Company was allowed to borrow up to $3,300,000, regardless of eligible receivables. Pursuant to the Short Term Agreement, the line of credit will be reduced to $3,000,000 on August 19, 1996 at which time the Company must pay the lender the amount required to reduce the loan balance so that it neither exceeds $3,000,000 nor is more than 80% of eligible receivables. At August 16, 1996, the Company had $3,013,000 borrowed under the Agreement, resulting in an overdraft of $531,000. The Company intends to use the proceeds from the sale of two real estate properties discussed below and in Note 6 to the Notes to Consolidated Financial Statements to reduce the credit line to the level required by the Short Term Agreement.

In the first quarter of 1996, the Company paid only the interest portion of the February and March loan payments to its principal equipment lender due to a temporary cash flow shortage. The lender and the Company have entered into an agreement whereby the Company must pay the February and March principal payments in September and October 1996. Additionally, this lender increased the interest rate by one percentage point for the remaining term of such loans by the lender. As of June 30, 1996, the principal amount owing to this equipment lender was approximately $3.8 million. Additionally, this lender has, in the past, allowed the Company to use proceeds from the sale of equipment (on which this lender has had liens) for working capital purposes. The Company and the lender have entered into a letter agreement whereby the Company has agreed to pay to the lender $105,500 by September 30, 1996 and $105,500 by December 31, 1996. At
June 30, 1996, the Company was in default of the cash flow covenant contained in the agreement with the equipment lender. The equipment lender has written the Company a letter dated August 16, 1996, that the lender and the Company are currently negotiating the waiver of such default, and that the lender believes that the parties are close to an agreement as to the waiver and that the lender will be able to issue the waiver shortly. The lender has not accelerated the unpaid amount due to such lender as a result of such default, and, as a result of such letter, the Company does not believe such default will have a material adverse effect on the liquidity of the Company.

During July, 1996, a court rendered a judgment against the Company's transportation subsidiary finding that the transportation subsidiary breached an employment agreement with an employee. Under the judgment, the transportation subsidiary's liability is estimated to be approximately $130,000, including pre-judgment interest and the plaintiff's attorney's fees. The Company is presently attempting to negotiate a reduction of the amount of the judgment and extended terms of payment. The Company believes that it can pay such judgment from its cash flow and lines of credit.

In February 1996, Carl Anderson, Jr., CEO and acting President, loaned the Company $195,000 bearing interest at 10% per annum. A definite repayment plan has not been negotiated except that interest is payable monthly. The loan was for working capital purposes and is unsecured. The outstanding balance on this loan at June 30, 1996 was $183,000.

The Company's transportation subsidiary has entered into two lease agreements with Sullivan s Trucking Company, Inc. ( Sullivan ), effective March 1, 1996, whereby ETS is leasing a certain number of hazardous waste tractors, trailers and roll-off boxes. ETS has used this equipment to transport waste for Sullivan s and ETS customers. In connection with such leases, ETS is to pay Sullivan $8,684 per month for twenty four months on one lease and $28,803 per month for forty eight months on the other lease. ETS began making payments on both these leases March 1, 1996.

The Company has reached an agreement in principal to acquire from Sullivan certain customer lists, goodwill, inventory, and other business aspects of Sullivan s hazardous waste transportation business. Upon closing of this transaction, the Company will pay Sullivan 1,309,221 shares of the Company s common stock and will lease from Sullivan its transportation terminal in Ponca City, Oklahoma for a term of four years at a rental of $3,800 per month.

The Company's accounts payable continue to age beyond normal terms.
In order to generate additional liquidity, during August, 1996, the Company sold one (1) of the facilities owned by its transportation subsidiary and a facility owned by another subsidiary to process non-hazardous waste located in Florida. The Company realized net proceeds (after the payment of a certain mortgage and closing costs) from these transactions of approximately $650,000. In addition, the Company anticipates receiving approximately $275,000 as a tax refund during the third quarter of 1996. With its present working capital line of credit and the net proceeds resulting from the sale of certain assets, together with the collection of its receivables and expected income tax refund, the Company believes that it will be able to meet its presently foreseeable working capital requirements and its requirements under its various credit facilities; however, the Company anticipates its payables in excess of 90 days will continue at the above-described level or slightly increase during the remainder of 1996. This is a forward-looking statement and involves a number of uncertainties that could cause actual results regarding the Company s ability to meet is presently foreseeable working capital and other requirements to differ materially, including but not limited to, the Company not being able to return to profitability in 1996, or its revenues materially decreasing from that anticipated in 1996, the Company s inability to generate sufficient eligible receivables in order to fully utilize its present working capital line of credit, a material amount of receivables are not collected when anticipated, and/or the Company does not receive the tax refund as expected.

                                   PART II


                              OTHER INFORMATION

Item 1.   Legal Proceedings

There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal year ended
December 31, 1995, which Item 3 is incorporated herein by reference, except as discussed below.

On November 22, 1995, the Company's transportation subsidiary, Environmental Transportation Services, Inc. ("ETS"), was sued by Richard K. Larson for breach of an alleged employment contract. The case was and is pending in the United States District Court, Northern District of Texas, Fort Worth Division, and is styled Richard K. Larson v. Environmental Transportation Services, Inc. In July, 1996, the court rendered a judgment in this matter for the plaintiff against ETS. The Company anticipates that the judgment will be approximately $130,000 with pre-judgment interest and plaintiff's attorneys' fees. See Note 6 to Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company's 1996 Annual Meeting of Shareholders held on July 18, 1996, the following four (4) members of the Board of Directors were reelected for a term of three (3) years, as follows:

                                           Number of      Number of
                                           Shares to      Abstentions
                           Number of       Withhold       and Broker
       Name               Shares "FOR"     "Authority"    "Non-Votes"
_____________________     ____________     ___________    ___________

Carl B. Anderson, Jr.      12,541,084        118,825           -
James E. Brown             12,552,009        107,900           -
Jay T. Edwards             12,558,009        101,900           -
Allen G. Poppino           12,558,409        101,500           -

At the Annual Meeting, Grant Thornton, certified public accountants, was appointed as independent auditor of the Company for 1996, as follows:

                            Number of        Number of
                            Shares to        Abstentions
          Number of         "Withhold        and Broker
          Shares "FOR"      Authority"       Non-Votes
          ___________       _________        __________

          12,573,984          4,825           81,000

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4.1  Letter from Associates TransCapital Services
                    ("Associates") to Environmental Transportation Services, Inc., dated June 6, 1996

               4.2 Assignment of Contracts between Associates and the Company

               4.3  Fifth Affirmation, Extension and Amendment of
                    Guaranty from the Company to CIT Group/Equipment Financing, Inc.

               4.4  First Amendment to Promissory Note to CIT
                    Group/Equipment Financing

               4.5  Letter from CIT Group to the Company, dated
                    August 16, 1996.

               27   Financial Data Schedule

          (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on the 19th day of August, 1996.


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























ISTE:\A-C\AMETECH\10Q\696\10Q.1