Form 10-Q
period 1996-09-30
AMETECH INC
filed 1996-12-16
CIK 1969

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  September 30, 1996

                                    or

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

                              (405) 677-8781
                              ______________

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file the reports), and
(2) has been subject to such filing requirements for the past 90
days.  YES  X      NO
          ____       _____

As of November 12, 1996, the Registrant had 13,817,121 shares of common stock issued and outstanding (excluding 115,000 shares of common stock held as treasury stock).

                        FORM 10-Q OF AMETECH, INC.

                             TABLE OF CONTENTS



                                  PART I
                           FINANCIAL INFORMATION

                                                                 Page

Item 1.        Financial Statements....................       1


Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.........................      12


                                  PART II
                             OTHER INFORMATION

Item 1.        Legal Proceedings.......................      19

Item 3.        Defaults Upon Senior Securities.........      19

Item 4.        Submission of Matters to a Vote of
                    Security Holders...................      20

Item 6.        Exhibits and Reports on Form 8-K........      20



SIGNATURES     ........................................      21

                                  PART I


                           FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ____________________

The accompanying Consolidated Balance Sheet as of September 30, 1996 and the related Statements of Operations and Retained Earnings and Statements of Cash Flows for the three and nine month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The Consolidated Statements of Operations and Retained Earnings for the three and nine month periods ended September 30, 1995, have been restated to reflect the change in the method of accounting for replacement tires effective January 1, 1995. The Financial Statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company s annual financial statements and notes; therefore, these financial statements should be read in conjunction with the notes to the financial statements contained in the Company s Annual Report on Form 10-K for the year ended December 31, 1995 which are incorporated herein by reference.

                      AMETECH, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                     September 30,      December 31,
                                         1996               1995
                                      ____________      ___________
                                      (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents            $         0      $    74,000
  Accounts receivable                    4,462,000        3,538,000
  Prepaid expenses                         868,000          429,000
  Other                                    311,000          646,000
                                        __________      ___________
     Total Current Assets                5,641,000        4,687,000
                                        __________      ___________

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation
  of $9,531,000 and $9,742,000 at
  September 30, 1996, and December 31,
  1995, respectively:
     Transportation equipment            8,347,000        9,479,000
     Buildings and other                   686,000        2,061,000
                                       ___________      ___________
                                        9,033,000        11,540,000
                                       ___________      ___________

OTHER ASSETS, net of accumulated
  amortization of $344,000 and
  $325,000 at September 30, 1996,
  and December 31, 1995,
  respectively                             399,000         499,000
                                       ___________      ___________


                                      $15,073,000       $16,726,000
                                       ===========      ===========






               The accompanying notes are an integral part
                      of these financial statements.

                        AMETECH, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                          September 30,     December 31,
                                               1996            1995
                                           ____________     ___________
                                            (unaudited)
CURRENT LIABILITIES:
 Accounts payable and accrued
   liabilities                               $ 1,943,000    $ 2,053,000
 Current maturities of long-term
   obligations                                 4,246,000      2,126,000
                                              ___________    ___________
     Total Current Liabilities                 6,189,000      4,179,000
                                              ___________    ___________

DEFERRED INCOME TAXES                         1,093,000      1,365,000
                                              ___________    ___________

LONG-TERM OBLIGATIONS, net of current
  maturities                                    3,512,000      6,242,000
                                              ___________    ___________

STOCKHOLDERS' EQUITY:
  Common stock of $.01 par value;
    25,000,000 shares authorized at
    September 30, 1996, and December 31,
    1995; 13,932,121 and 13,874,206
    shares issued and outstanding at
    September 30, 1996, and December 31,
    1995, respectively                            139,000        139,000
  Additional paid-in capital                    2,994,000      2,985,000
  Retained earnings                             1,255,000      1,925,000
                                              ___________    ___________
                                              4,388,000        5,049,000

Less - Treasury Stock (115,000 shares at
  September 30, 1996, and December 31,
  1995), at cost                                  109,000        109,000
                                              ___________    ___________
    Total Stockholders' Equity                  4,279,000      4,940,000
                                              ___________    ___________

                                             $15,073,000     $16,726,000
                                              ===========    ===========

                 The accompanying notes are an integral part
                        of these financial statements.

                      AMETECH, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                (UNAUDITED)

                                            Three Months Ended
                                               September 30,
                                        ___________________________
                                           1996            1995
                                        ___________    ___________
                                                         (restated)
REVENUES                                 $ 4,434,000    $ 4,966,000
                                         ___________    ____________

COSTS AND EXPENSES:
  Operating costs                          3,572,000      3,658,000
  General and administrative expense         558,000        734,000
  Depreciation and amortization              385,000        506,000
  Interest expense                           225,000        208,000
  Other expense (income), net                 136,000       (28,000)
                                         ___________    ___________
                                           4,876,000      5,078,000
                                         ___________    ___________

EARNINGS (LOSS) BEFORE INCOME TAXES          (442,000)     (112,000)
                                         ___________    ___________

INCOME TAX EXPENSE (BENEFIT):
  Current                                    153,000       (153,000)
  Deferred                                  (293,000)       140,000
                                         ___________    ___________
                                            (140,000)       (13,000)
                                         ___________    ___________

NET EARNINGS (LOSS)                         (302,000)      (99,000)

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                                1,557,000      2,498,000
                                         ___________    ___________

RETAINED EARNINGS AT END OF PERIOD       $ 1,255,000    $ 2,399,000
                                         ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE:
  Earnings (Loss) per common share       $     (0.02)   $     (0.01)
                                         ===========    ===========
  Weighted average shares outstanding     13,808,220     13,745,429
                                         ===========    ===========

                The accompanying notes are an integral part
                       of these financial statements.

                       AMETECH, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                 (UNAUDITED)

                                             Nine Months Ended
                                                September 30,
                                        ___________________________
                                           1996           1995
                                                         (restated)
                                        ___________    ___________
REVENUES                                 $13,822,000    $13,263,000
                                         ___________    ____________

COSTS AND EXPENSES:
  Operating costs                         11,017,000      9,539,000
  General and administrative expense       1,674,000      1,872,000
  Depreciation and amortization            1,359,000      1,381,000
  Interest expense                           669,000        507,000
  Other expense (income), net                 78,000        (61,000)
                                         ___________    ___________
                                          14,797,000     13,238,000
                                         ___________    ___________

EARNINGS (LOSS) BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING METHOD                         (975,000)        25,000
                                         ___________    ___________

INCOME TAX EXPENSE (BENEFIT):
  Current                                    (33,000)      (161,000)
  Deferred                                  (272,000)       206,000
                                         ___________    ___________
                                            (305,000)        45,000
                                         ___________    ___________

LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING METHOD               (670,000)       (20,000)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING METHOD                                -        132,000
                                         ___________    ___________

NET EARNINGS (LOSS)                         (670,000)       112,000

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                                1,925,000      2,287,000
                                         ___________    ___________

RETAINED EARNINGS AT END OF PERIOD       $ 1,255,000    $ 2,399,000
                                         ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE:
  Loss before cumulative effect of
    change in accounting method          $     (0.05)   $     (0.00)
  Cumulative effect of change in
    accounting method                              -           0.01
                                          __________    ___________
  Earnings (Loss) per common share       $     (0.05)   $      0.01
                                         ===========    ===========
  Weighted average shares outstanding     13,791,697     13,728,389
                                         ===========    ===========


                  The accompanying notes are an integral part
                         of these financial statements.

                         AMETECH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            Nine Months Ended
                                               September 30,
                                        ___________________________
                                             1996         1995
                                        ____________   ____________
Cash Flows From Operating Activities:
  Cash collected from customers          $12,908,000     $12,314,000
  Interest paid                             (669,000)       (513,000)
  Interest received                           33,000          47,000
  Cash paid to employees and other
    suppliers of goods and services      (13,223,000)    (10,563,000)
  Income taxes refunded (paid)               270,000         (80,000)
                                         ___________      ___________
Net Cash Provided (Used) by Operating
  Activities                                (681,000)      1,205,000
                                         ___________      ___________

Cash Flows From Investing Activities:
  Additions to property and equipment       (331,000)     (3,950,000)
  Proceeds from disposal of equipment      1,459,000         126,000
  Proceeds from sale of subsidiary                 0          18,000
  Acquisition costs                           (7,000)       (107,000)
  Payments received on notes receivable       87,000         158,000
                                         ___________     ___________

Net Cash Provided (Used) in Investing
  Activities                               1,208,000      (3,755,000)
                                         ___________     ___________

Cash Flows From Financing Activities:
  Proceeds of long-term debt               1,109,000       3,918,000
  Payments on long-term debt              (1,719,000)     (1,399,000)
  Sale of unissued stock                       9,000          14,000
                                         ___________     ___________
Net Cash Provided (Used) by Financing
  Activities                                (601,000)      2,533,000
                                         ___________     ___________
Net Decrease in Cash and
  Cash Equivalents                           (74,000)        (17,000)
                                        ___________     ___________
Cash and Cash Equivalents at
  Beginning of Period                         74,000          45,000
                                         ___________     ___________
Cash and Cash Equivalents at
  End of Period                          $         0     $    28,000
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

2.   EARNINGS PER SHARE

     Earnings per common share are based upon the weighted average number of common shares outstanding during the respective three and nine month periods. All outstanding stock options are considered anti-dilutive and are not included in the calculation for earnings per share.

3.   RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
     OPERATING ACTIVITIES

     The reconciliation of net earnings (loss) to net cash provided by operating activities for the nine-month periods ended
     September 30, 1996 and 1995 is as follows:

                                             Nine Months Ended September 30,
                                             ______________________________
                                                 1996             1995
                                             ____________     ____________
     Net Earnings (Loss)                      $ (670,000)      $  112,000
       Adjustments to reconcile net income
         (loss) to net cash provided (used)
         by operating activities:
       Depreciation and amortization           1,359,000        1,381,000
       Gain on sale of subsidiary                (28,000)         (44,000)
       (Gain)loss on sale of property             46,000          (17,000)
       Change in assets and liabilities:
         Increase in accounts receivable        (914,000)        (949,000)
         Increase in prepaid expenses           (439,000)        (468,000)
         (Increase) Decrease in other assets      98,000          (48,000)
         Increase (Decrease) in accounts
           payable and accrued liabilities      (110,000)       1,043,000
       Deferred income taxes                     (35,000)         146,000
       Write-off of bad debts                          0           41,000
       Other                                      12,000            8,000
                                               __________        _________
                                              $  (681,000)      $1,205,000
                                               ==========        =========

4.   CHANGE IN ACCOUNTING ESTIMATE

     Effective September 1, 1996, the Company elected to change the estimated useful life for trailers from ten to fifteen years to more closely approximate the useful life of such assets.

     The effect of this change was to decrease the net loss for the nine months ended September 30, 1996 by $53,000 ($0.00 per share), summarized as follows:

              Effect of life of trailers        $78,000
              Less:  Tax effect of change        24,000
                                                _______
                                                $53,000
                                                =======

     Effective January 1, 1995, the Company elected to change the estimated useful life of tractors from seven to ten years to more closely approximate the useful life of such assets. The effect of this change was to increase net income for the nine months ended September 30, 1995 by $178,000 ($.01 per share), summarized as follows:

               Effect of life of tractors      $316,000
               Less:  Tax effect of change      138,000
                                                ________
               Increase in net income          $178,000
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

     In March 1993, the Company was informed by its insurance carrier that it was denying coverage for the plaintiffs claims. The Company has instructed its attorneys to vigorously defend the litigation. The Company believes that ETS has valid defenses to the plaintiffs claims, but at this stage of litigation, the Company is unable to determine the amount of its potential exposure to loss, if any.

     The Company has an equipment lending arrangement with Associates Commercial Corporation ("ACC") under which the Company owed approximately $1,200,000 as of September 30, 1996. The Company was unable to make its scheduled payments for September and October, 1996; however, ACC agreed to a sixty (60) day extension on principal payments which also included the adding of the September and October installments to the end of the respective notes. The Company is seeking a similar extension regarding the November, 1996, installment.

     The Company was advised by its major transportation equipment lender, The CIT Group/Capital Equipment Group, Inc. ("CIT"), via letter dated October 28, 1996, that the Company was in default for failure to make past due principal payments in the amount of $351,638.46, and that the Company must pay this amount by October 31, 1996. In addition, the Company was unable to make the October and November, 1996, payments, and it continues to be in default. The Company is currently negotiating with CIT regarding possible cure of its default on the equipment loans; however, as of the date of this report, an agreement has not been reached with CIT. As of the date of this report, the Company does not know if it will be able to reach an agreement with CIT to cure the default in a manner acceptable to the Company and CIT. In the event the Company cannot reach an acceptable agreement with CIT to cure the Company's default, the Company does not have sufficient liquidity or available resources which would enable it to immediately repay the debt to CIT, and therefore, should such agreement with CIT not be reached, the Company would have to be granted time by CIT to sell certain assets that secure the CIT loan on terms which would not be detrimental to the Company, or seek external sources of financing to make repayment to CIT, or, if no resolution can be reached with CIT or if the Company is unable to obtain financing to repay CIT, the Company would have to consider taking steps necessary to protect itself from CIT's seizing assets of the Company or otherwise attempting to collect immediate repayment on its loan. The Company has begun looking for replacement financing to CIT, but as of this date has not been able to secure such. If there is not a resolution with CIT, or, if there is no resolution and the Company is unable to secure financing to pay CIT on terms acceptable to the Company, the Company may have to take such steps necessary to protect the Company from actions that CIT could take against the Company, such as requesting the appropriate court to protect the Company from its creditors.

     The Company is agreeable to selling certain of its transportation equipment that currently secures CIT's loan and to use the proceeds to reduce the outstanding balance of such loan if CIT would agree, among other things, to waive the default, and the Company is able to do such in a manner that would not be detrimental to the Company. As a result of this default, the Company has reclassified approximately $1,909,000 from long-term liabilities to short-term liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     In February 1996, the Company entered into a new revolving working capital line of credit agreement ("Associates Agreement") with Associates Commercial Corporation ("Associates"), which provides for a $3,000,000 line of credit for working capital purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources." At September 30, 1996, the Company had borrowed approximately $2,214,000 under the Associates Agreement. Under the terms of the Associates Agreement, the Company's inability to meet debts as they mature is an "Event of Default." Associates has agreed, by letter dated December 5, 1996 (the "Letter"), that for a period of ninety (90) days from the date of such Letter that the Company shall not be deemed to be in default under the Associates Agreement by reason of the default under the CIT equipment loan in order to assist the Company with its efforts to resolve the default issues with CIT. Since Associates (i) has not made any demands upon the Company as of the date of this report as a result of the Company's default under its loan with CIT, (ii) has given the Company ninety (90) days to resolve its default with CIT and (iii) continues to provide financing under the Associates Agreement, the Company has not made any effort to replace the working capital line of credit with Associates. As a result of the Letter, the Company continues to classify approximately $2,214,000 under the Associates Agreement as long-term liabilities.

     In November 1995, ETS was sued by an individual who alleged that ETS breached his written employment agreement. On
     August 30, 1996, the court entered a final judgment against ETS in favor of the plaintiff in the amount of approximately $124,000, finding that ETS was liable to the plaintiff for payment of compensation for the two years of the employment agreement. Through November 14, 1996, the Company has paid $35,000 of the judgment. Of the remaining balance, $46,000 is due immediately and the balance is being paid in monthly installments of approximately $4,000. The Company has not paid, as of the date of this report, any of the remaining balance and is in default of such payment obligations. The plaintiff has taken, and may continue to take, legal action against the Company to enforce the judgment as to the remaining unpaid balance.

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations
          ________________________________________________________

Results of Operations
_____________________

Quarter Ended September 30, 1996, Compared to Quarter Ended
September 30, 1995
___________________________________________________________________

The net loss for the quarter ended September 30, 1996 was $302,000, as compared to a net loss of $99,000 for the quarter ended
September 30, 1995. This increase in net losses of $203,000 was primarily attributable to a decrease in the gross margin (revenues less operating costs) of $446,000.

Total revenues were $4,434,000 and $4,966,000 for the quarters ended September 30, 1996 and 1995, respectively. This decrease of $532,000 was largely attributable to a decrease in transportation and related revenues of $403,000 due largely to a decrease in the Company s running mile rate of ($.13) per mile and to decreased activity generated by the Company s transportation subsidiary s California operation, which was acquired effective July 1, 1995. The decrease in the running mile rate is due to continuing competitive pressures, while the decrease in revenues generated by the Company s subsidiary s California operation is due to a softening in the hazardous waste transportation market as well as a driver shortage in that area.

Non-transportation related revenues decreased $129,000 from the third quarter of 1995 to the third quarter of 1996 due to decreased revenues generated by BMH Materials, Inc. ( BMH ), the Company s non-hazardous waste processing subsidiary located in Green Cove Springs, Florida.

Operating costs were $3,572,000 and $3,658,000 for the third quarters of 1996 and 1995, respectively. This represents an increase of 7.3% when expressed as a percentage of total revenues.

Operating costs relating to transportation services were $3,543,000 and $3,600,000 for the quarters ended September 30, 1996 and 1995, respectively. These amounts represent approximately 79.8% and 74.3% of transportation and related revenues for the respective quarters of 1996 and 1995. This increase in the percentage of operating costs to revenues from 1995 to 1996 is due largely to the lower running mile rate as discussed earlier.

Non-transportation operating costs decreased $29,000 from the third quarter of 1995 to the third quarter of 1996 due to reduced activity of the Company s non-hazardous waste processing subsidiary located in Florida as discussed earlier.

General and administrative expenses decreased $92,000 from the third quarter of 1995 to the third quarter of 1996 due to lower personnel and travel and entertainment costs.

Depreciation expenses decreased $121,000 from 1995 to 1996 due to the Company changing the estimated useful life for its trailers from ten to fifteen years to more closely approximate the useful life of such assets. This change was effective July 1, 1996.

Other expenses increased $164,000 from 1994 to 1995 due primarily to losses recognized on the sale of (1) the Company s transportation subsidiary s facility located in LaPorte, Texas and
(2) the non-hazardous waste processing facility located in Green
Cove Springs, Florida.

Interest expense increased $66,000 due to increased debt and higher interest rates.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995
___________________________________________________________________

The net loss for the nine months ended September 30, 1996 was $670,000 as compared to net income of $112,000 for the nine months ended September 30, 1995. This decrease in net income of $782,000 is primarily attributable to a decrease in the gross margin of $919,000 as well as increased interest costs of $162,000. These decreases in net income were partially offset by a decrease in general and administrative expense of $198,000.

Total revenues through September 30, 1996 were $13,822,000 as compared to $13,263,000 through September 30, 1995, an increase of $559,000. This increase was due to an increase in transportation and related revenues of $1,280,000 due, in part, to revenues generated by the Company s transportation subsidiary s California operation, which was acquired effective July 1, 1995, and the Company s subsidiary s Colorado operation, the assets of which were acquired in July 1995. Additionally, the Company s transportation subsidiary generated increased miles during the first nine months of 1996 due to operating additional transportation equipment. The increase in volume resulting from the additional equipment was partially offset by a decrease in the running mile rate of ($.16) per mile due to continuing competitive pressures. Other transportation related revenues increased $119,000.

Non-transportation related revenues decreased $713,000 from 1995 to 1996 due to decreased revenues generated by the Company s non-hazardous waste transfer facility located in Florida and to a decrease in revenues recorded by the Company s remediation subsidiary which started a remediation project in March, 1995, which was completed in May, 1995. This remediation subsidiary is currently inactive.

Total operating costs were $11,017,000 and $9,539,000 for the nine month periods ended September 30, 1996 and 1995, respectively. These amounts represent approximately 79.7% and 71.9% of total revenues for the respective nine month periods of 1996 and 1995, an increase of 7.8%.

Operating costs related to transportation services were $10,925,000 and $8,937,000 (approximately 79.7% and 71.9% of transportation and related revenues) for the nine month periods ended September 30, 1996, and 1995, respectively. The increase in the percentage of operating costs to revenues from 1995 to 1996 is attributable to the lower running mile rate as discussed earlier and to increased variable transportation costs.

Operating costs not related to transportation services decreased $502,000 from 1995 to 1996 due to the reduced activity at the Company s subsidiary s non-hazardous waste transfer facility located in Florida discussed earlier and to reduced operating costs associated with the Company s remediation subsidiary which had started a remediation project in March 1995, which project was completed in May, 1995.

General and administrative expenses decreased $198,000 from 1995 to 1996 due largely to reduced personnel and travel and entertainment expenses. These reductions in expenses were partially offset by increased general and administrative expenses associated with the Company s transportation subsidiary s California operation.

Depreciation expenses decreased $22,000 due to the Company changing the useful life on its trailers from ten to fifteen years as discussed earlier. This decrease was partially offset by the Company s transportation subsidiary s California operation s depreciation expense and to depreciation associated with the assets purchased relating to the Company s transportation subsidiary s
Colorado operation.

Other expenses increased $139,000 from 1995 to 1996 due primarily to losses recognized on the sale of (1) the Company s transportation subsidiary s facility located in LaPorte, Texas and
(2) the non-hazardous waste processing facility located in Green
Cove Springs, Florida.

Interest expenses increased $162,000 from 1995 to 1996 due to increased debt and higher interest rates.

Liquidity and Capital Resources
_______________________________

Working capital decreased from $508,000 at December 31, 1995 to a negative $548,000 at September 30, 1996. This decrease of approximately $1,056,000 has resulted primarily from reclassifying the long-term portion of certain equipment debt to current liabilities as discussed below. See Note 5 to Notes to Consolidated Financial Statements.

The Company's transportation subsidiary has an equipment financing arrangement with The CIT/Equipment Financing, Inc. ("CIT"). As of September 30, 1996, the principal amount owing to CIT for the purchase of transportation equipment is $3,500,000. The loan is secured by certain transportation equipment of the Company. This equipment loan is payable in monthly principal payments of $135,000, plus interest. In the first quarter of 1996, the Company paid only the interest portion of the February and March loan payments to CIT due to a cash flow shortage. CIT and the Company then entered into an agreement whereby the Company had to pay the February and March principal payments in September and October 1996. Additionally, CIT increased the interest rate by one percentage point for the remaining term of such loans by CIT, and the Company and CIT entered into a letter agreement whereby the Company agreed to pay CIT $105,500 by September 30, 1996, and $105,500 by December 31, 1996, in addition to its regular monthly payments to CIT. The Company has been unable to make its September and October, 1996, principal payments as agreed and also has not made its regular monthly principal payments for August, September, October, and November, 1996. As a result, the Company received a letter dated October 28, 1996 from CIT stating that the Company was in default for past due principal payments in the amount of $351,638.46 and that this amount must be paid by October 31, 1996. The Company was unable to make this payment and continues to be in default. The Company is currently negotiating with CIT regarding possible cure of its default on the equipment loans; however, as of the date of this report, the Company and CIT have not reached an agreement. As of the date of this report, the Company does not know if it will be able to reach an agreement with CIT to cure the default in a manner acceptable to the Company and CIT. In the event the Company cannot reach an acceptable agreement with CIT to cure the Company's default, the Company does not have sufficient liquidity or available resources which would enable it to immediately repay the debt to CIT, and therefore, should such agreement with CIT not be reached, the Company would have to be granted time by CIT to sell certain assets that secure the CIT loan in a manner in which such sale would not be detrimental to the Company, or seek external sources of financing to make repayment to CIT, or, if no resolution can be reached with CIT or if the Company is unable to obtain financing to repay CIT, the Company would have to consider taking steps necessary to protect itself from CIT seizing assets of the Company or otherwise attempting to collect immediate repayment of such loan. The Company has begun looking for replacement financing to CIT, but as of the date of this report has not been able to secure such. If there is not a resolution with CIT, or, if there is no resolution and the Company is unable to secure financing to pay CIT on terms acceptable to the Company, the Company may have to take such steps necessary to protect the

Company from actions that CIT could take against the Company, such as requesting the appropriate court to protect the Company from its creditors. The Company is searching for a new equipment lender to replace CIT but, as of the date of this report, has not been able to secure such.

The Company is agreeable to liquidating certain of the transportation equipment that currently secures CIT's loan and to use the proceeds to reduce the outstanding balance of such loans if CIT would agree, among other things, to waive the default and allow the Company to sell such in a manner that would not be detrimental to the Company. As a result of this default, the Company has reclassified approximately $1,909,000 from long-term liabilities to short-term liabilities.

In February 1996, the Company entered into a new revolving working capital line of credit agreement (the Associates Agreement ) with Associates which provides for a $3,000,000 line of credit for working capital purposes. See "Notes to Consolidated Financial Statements--5. Commitments and Contingencies." This line of credit: 1) is collateralized by accounts receivable, deposit accounts and certain intangible assets; 2) bears interest at the prime rate published by The Chase Manhattan Bank, N.A. plus 1.875%; and 3) provides for advances at 80% of eligible receivables. The note is due February 6, 1998. The interest on the note is payable monthly and principal payments are made as accounts receivable are collected. At September 30, 1996 the Company had borrowed $2,214,000 under the Associates Agreement, and at December 31, 1995, the Company had borrowed $1,549,000 under the former working capital credit agreement which has been paid. Under the terms of the Associates Agreement, the Company's inability to meet debts as they mature is an "Event of Default." Associates has agreed by letter dated December 5, 1996 (the "Letter") that for a period of ninety (90) days from the date of such Letter that the Company shall not be deemed to be in default under the Associates Agreement by reason of the default under the CIT equipment loan in order to assist the Company with its efforts to resolve the default issues with CIT. Since Associates (i) has not made any demands upon the Company as of the date of this report as a result of the Company's default under its loan with CIT, (ii) has given the Company ninety
(90) days to resolve its default with CIT and (iii) continues to lend to the Company under the Associates Agreement, the Company has not made any effort to replace the working capital line of credit with Associates. As of the date of this report, the Company does not know if it would be able to replace its working capital line of credit, if necessary.

The Company has an equipment lending arrangement with Associates Commercial Corporation ("ACC") under which the Company owed approximately $1,200,000 as of September 30, 1996. The Company was unable to make its scheduled payments for September, October, and November, 1996; however, ACC has agreed to a sixty (60) day extension on principal payments which also included the adding of the September and October installments to the end of the respective notes. The Company is seeking a similar extension regarding the November installment.

In February 1996, Carl Anderson, Jr., Chief Executive Officer and acting President, loaned the Company $195,000 bearing interest at 10% per annum. The principal balance of the loan is payable on demand, but no later than February 1, 2001, with interest payable monthly. The loan was for working capital purposes and is secured by a mortgage on the Company s property in Oklahoma City, Oklahoma. The outstanding balance on this loan at September 30, 1996 was $177,000.

The Company s transportation subsidiary, ETS, has entered into two lease agreements with Sullivan s Trucking Company, Inc.
( Sullivan ), effective March 1, 1996, whereby ETS is leasing a certain number of hazardous waste tractors, trailers and roll-off boxes from Sullivan. ETS has used this equipment to transport waste for Sullivan s and ETS customers. In connection with such leases, ETS is to pay Sullivan $8,684 per month for twenty four months on one lease and $28,803 per month for forty-eight months on the other lease. ETS began making payments on both of these leases March 1, 1996. Subsequently, ETS and Sullivan agreed to terminate the twenty-four (24) month lease effective August 1, 1996, and ETS has returned all equipment subject to the lease to Sullivan.

The Company has reached an agreement in principle to acquire from Sullivan certain customer lists, goodwill, inventory, and other business aspects of Sullivan s hazardous waste transportation business. Upon closing of this transaction, as currently contemplated, the Company will pay Sullivan 1,309,221 shares of the Company s common stock and will lease from Sullivan its transportation terminal in Ponca City, Oklahoma for a term of four years at a rental of $3,800 per month.

The Company s accounts payable continue to age beyond normal terms. As of September 30, 1996, the Company's accounts payable in excess of sixty days were approximately $258,000 and in excess of ninety days were approximately $335,000.

In order to generate additional liquidity, in August, 1996, the Company sold one of the facilities owned by ETS and a facility owned by another subsidiary that processed non-hazardous waste
located in Florida.    The Company realized net proceeds (after the
payment of a certain mortgage and closing costs) from these transactions of approximately $650,000. In addition, the Company received approximately $275,000 as a tax refund in September, 1996. All of the proceeds received by the Company referred to in this paragraph were applied by the Company to reduce the outstanding balance under the Company's working capital line of credit. If the Company is able to reach a satisfactory agreement with CIT relating to the transportation equipment loan, it believes, as of the date of this report, that it will be able to meet its presently foreseeable working capital requirements. If the Company is unable to reach such agreement with CIT, the Company does not believe that it will be able to meet its presently foreseeable working capital requirements.

                                  PART II

                             OTHER INFORMATION

Item 1.   Legal Proceedings.
          _________________

There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Part I, Item 3 of its Form 10-K for the fiscal year ended December 31, 1995, which Item 3 is incorporated herein by reference, except as discussed below.

On November 22, 1995, the Company s transportation subsidiary, Environmental Transportation Services, Inc. ( ETS ) was sued by Richard K. Larson for breach of an alleged employment contract.
The case was and is pending in the United States District Court, Northern District of Texas, and is styled Richard K. Larson v. Environmental Transportation Services, Inc. In August, 1996, the court rendered a judgment in this matter for the plaintiff against ETS in the amount of approximately $124,000. Through November 14, 1996, the Company has paid $35,000 of the judgment. Of the remaining balance, $46,000 is due immediately and the balance is to be paid in monthly installments of approximately $5,000. The Company is in default on its installment payments. See "Notes to Consolidated Financial Statements--Note 5. Commitments and Contingencies" and Management s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.

Item 3.   Defaults Upon Senior Securities.
          _______________________________

The Company is currently in default on its lending agreement with its principal transportation equipment lender, CIT. As of September 30, 1996, the principal amount owing to CIT for the purchase of equipment is $3,500,000. As a result of this default, the Company has reclassified approximately $1,909,000 owed to CIT from long-term liabilities to current liabilities. See "Notes to Consolidated Financial Statements -- Note 5. Commitments and Contingencies" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

At the Annual Meeting, the selection of Grant Thornton, certified public accountants, as independent auditor of the Company for 1996 was ratified by the shareholders, as follows:

                            Number of        Number of
                            Shares to        Abstentions
          Number of         "Withhold        and Broker
          Shares "FOR"      Authority"       Non-Votes
           12,573,984          4,825            81,000


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Letter from Associates TransCapital Services
                    to Environmental Services, Inc., dated
                    December 5, 1996.

               27   Financial Data Schedule.

          (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on the 13th day of December, 1996.

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



BALL:\A-C\AMETECH\10Q\996\EDGAR\10Q
