Form 10-K
period 1996-12-31
AMETECH INC
filed 1997-06-27
CIK 1969

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K


(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended:  December 31, 1996

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

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period of that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90
days.  Yes     No  X .  The Registrant has not yet filed its
Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) of this chapter is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [   ]

     As of April 15, 1997, the aggregate market value of the 2,735,818 shares of voting stock of the Registrant held by non-affiliates of the Company equaled approximately $648,166 based on the mean between the closing bid and ask price for the common stock.

          As of April 15, 1997, the Registrant had 13,932,188
shares of common stock issued and outstanding (excluding 115,000 shares of common stock held as treasury stock).

               Documents Incorporated by Reference

  None.

                        FORM 10-K OF AMETECH, INC.

                             TABLE OF CONTENTS

                                  PART I

                                                           Page
                                                           ____
Item 1.     Business

            General.........................................   1
            Segment Information and Foreign and
               Domestic Operations and Export
               Sales........................................   2

Item 2.     Properties......................................   6

Item 3.     Legal Proceedings...............................   7

Item 4.     Submission of Matters to a Vote of
            Security Holders...............................    8

Item 4A.    Executive Officers of the Company..............    8

                                  PART II

Item 5.     Market for Registrant's Common Stock and
            Related Security Holder Matters................    9

Item 6.     Selected Financial Data........................   11

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............  13

Item 8.     Financial Statements and Supplementary Data.....  22

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........  22

                                 PART III

Item 10.    Directors and Executive Officers of the
            Company.........................................  22

Item 11.    Executive Compensation..........................  24

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management...........................  26

Item 13.    Certain Relationships and Related Transactions..  28

                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K.......................... 30

                                  PART I

Item 1.   BUSINESS

General.

     AMETECH, Inc. (the "Company") is an Oklahoma corporation and was formed in 1967.

     Moorpark Holdings, Inc., a Delaware corporation ("Moorpark"), and its parent company, Bank of America of Illinois, beneficially own 10,367,122 shares, or approximately 74.4% of the 13,932,188 shares of voting securities of the Company issued and outstanding as of April 15, 1997. As a result, Moorpark and its parent companies are considered to be the controlling persons of the Company. Moorpark has advised the Company that it has acquired such shares as a passive investor and will hold such shares for investment purposes only. See "Security Ownership of Certain Beneficial Owners and Management.

     In March, 1996, the Company's wholly owned subsidiary, Environmental Transportation Services, Inc. ("ETS"), began leasing from Sullivan Trucking Company, Inc., an Oklahoma corporation, ("Sullivan"), a certain number of hazardous waste tractors and trailers and has begun to utilize such equipment to transport waste for Sullivan's and ETS' customers. In connection with such lease, ETS is paying Sullivan approximately $29,000 a month to lease from Sullivan such tractors and trailers and a certain number of roll-off boxes.

     In connection with the transaction with Sullivan, the Company has reached a tentative agreement to acquire from Sullivan its customer list, goodwill, parts, supplies, and other business aspects of Sullivan's hazardous waste transportation business. The Company and Sullivan have agreed in principle that, in addition to the above-described lease arrangements, the Company will pay Sullivan approximately 1.3 million shares of the Company's common stock for such customer list, goodwill, parts, supplies, and other business aspects of Sullivan's hazardous waste transportation business. Additionally, the Company has leased from Sullivan its transportation terminal in Ponca City, Oklahoma, for a term of approximately four (4) years at a rental of $3,800 per month. The Company and Sullivan are in the process of finalizing a definitive agreement relating to the purchase by the Company of Sullivan's customer list, goodwill, parts, supplies and other business aspects of Sullivan's hazardous waste transportation business.

Segment Information and Foreign and Domestic Operations and Export
Sales.

     The Company's principal business is providing environmental-related activities consisting primarily of transporting hazardous and non-hazardous waste, and, as a result, the Company believes that it is in only one business segment.

     Other than its minority ownership (approximately 10%) in a waste company in Mexico, the Company had no foreign operations or export sales in 1996.

     (a)  Environmental Business

     The Company's principal business (through its subsidiaries) is the transportation of hazardous and non-hazardous waste.

     The Company's transportation business is provided primarily to generators and brokers of, and disposal companies handling, hazardous and non-hazardous waste. The Company's transportation subsidiary generally transports waste from the generator's location to disposal, storage or treatment sites operated and owned by others. The Company currently has transportation terminals in Arkansas, California, Colorado, Florida, Louisiana, Oklahoma, Tennessee, North Carolina, and Washington. See "Properties". In 1996, approximately $18,000,000, or 99%, of the Company's consolidated revenues were related to its transportation operations. In 1995 approximately $16,800,000, or 95%, of the Company s consolidated revenues were related to its transportation operations.

     The Company and its subsidiaries own or lease multi-purpose vehicles which are used in the collection and transportation of hazardous and non-hazardous waste. The vehicles used to transport hazardous waste are specially designed tractors and semi-trailers to comply with applicable regulations of the U. S. Department of Transportation ("DOT") relating to the transportation of hazardous waste. The transportation of hazardous waste requires the Company to annually increase and/or update its fleet of these specially designed vehicles. In addition to using company owned vehicles to transport waste, the Company s transportation subsidiary leases, from time to time, vehicles owned and operated by independent drivers. Currently, approximately one-third of the Company s total active fleet consists of vehicles owned and operated by independent drivers.

     In the past, the Company, through subsidiaries, also performed brokerage services for certain generator-customers. These services required the Company to act as an intermediary for the generator-customer with the disposal facility. In 1994, the Company decided to deemphasize its brokering services due to the low margins and the potential liability related to such business. As a result, less than 1% of the Company's consolidated revenues for 1996 were related to the Company's brokerage activities.

     (b)  Customers

     The major customers of the Company in the environmental related business are hazardous waste management companies and hazardous waste brokers. For 1996, approximately 20% and 14% of the Company's consolidated revenues were derived from transportation-related activities for Laidlaw Environmental

Services, Inc. and its affiliates ("Laidlaw") and Rollins Environmental Services, Inc. and its affiliates ("Rollins"), respectively, as compared to approximately 31% for Laidlaw and 4% for Rollins in 1995. During 1997, the United States hazardous waste operations of Laidlaw have merged, or are being merged, with Rollins.

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

     (d)  Environmental Damages and Personal Injury

     The environmental activities involve significant risks inherent in the management of hazardous waste. Although the Company believes that its operations are conducted in a safe and prudent manner, spillage, uncontrolled release or mishandling of hazardous waste could occur which would create liability for the Company as the result of environmental damage or personal injury. Such an occurrence could have a material adverse effect on the business and financial condition of the Company.

     (e)  Regulation and Permits

     The environmental activity of the Company, and the corresponding transportation business, are subject to extensive and increasing federal, state, and local laws and regulations. In addition to imposing requirements on the Company's activities regarding hazardous waste, these regulations require the Company to maintain various permits in order to conduct its current transportation business. Permits are generally required by most, if not all, states for the transportation of hazardous waste in such states. These permits need to be renewed periodically and may be subject to revocation, modification, denial or nonrenewal for various reasons, including failure of the Company's transportation subsidiary to satisfy regulatory concerns. Regulations will require the Company to obtain additional permits in the future to expand its transportation business into new states.

     The City of Denver, Colorado requires a special use permit to operate a hazardous waste terminal and to transfer such waste from one truck to another at such terminal. ETS is currently operating its terminal in Denver without having obtained such a special use permit. Failure to obtain such permit will require ETS to relocate its Denver terminal to another city in Colorado in which such a special use permit may be obtained.

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

     (i) RCRA and Federal Transportation Laws. The Resource Conservation and Recovery Act, as amended ("RCRA"), provides a comprehensive framework to regulate the generation, transportation, disposal, storage and treatment of hazardous waste. The purpose of RCRA is to control hazardous waste from the time such is generated to the time of disposal. RCRA requires that the Environmental Protection Agency ("EPA") regulations as to the transportation of hazardous waste be consistent with the federal Department of Transportation ("DOT") regulations under the Hazardous Materials Transportation Act ("HMTA").

     RCRA and HMTA regulate any party who transports hazardous waste, whether in interstate or intrastate commerce. These laws and the regulations promulgated thereunder regulate, among other things, the transportation of hazardous waste and provide that such is subject to a manifest system, regulates the record keeping concerning the source and delivery points of hazardous waste, the proper labeling of transported waste, equipment specifications and insurance requirements. In addition, these laws and the regulations promulgated thereunder require that a transporter must deliver waste in accordance with the manifest prepared by the generator of the waste and may only deliver such to a disposal, treatment or storage facility having a RCRA permit or interim status under RCRA.

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

     (ii) Health and Safety Regulations. The operations of the Company's Environmental Business are subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state laws. Regulations promulgated under OSHA and the Department of Labor require employers of persons in the transportation and environmental industries, including independent contractors, to implement work practices and personal protection programs in order to protect employees from equipment safety hazards and exposure to hazardous chemicals. It is also anticipated that oversight of the Company's operations by regulatory agencies charged with protecting health and safety will increase, resulting in increased cost and a greater potential for imposition of penalties for noncompliance. The Company has used its best efforts to establish programs for complying with health and safety regulations. While the Company believes it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business. The Company could, for example, be subjected to litigation in the event of an accident, such as a traffic accident or inhalation of harmful chemicals. To the extent that any such claim would not be covered or would only be partially covered by insurance, the Company could be materially adversely affected.

     (iii) Superfund. In 1980, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly known as "Superfund" or "CERCLA", was enacted.

     Superfund provides for EPA-coordinated response and removal actions to releases of hazardous substances into the environment, and authorizes the federal government either to clean up facilities at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Superfund also provides for the recovery of costs in connection with the clean-up of a site where hazardous substances have been released. Superfund attempts to allocate these responses and other related costs among parties involved in the generation, transportation and disposal of such hazardous substances. Superfund has been interpreted as creating among liable parties strict, joint and several liability for costs of removal and remediation, other necessary response costs and damage to natural resources. Liability under Superfund extends to four categories of parties: (i) owners and operators of a facility from which a release occurs, (ii) persons who owned or operated a facility at the time the hazardous substances were disposed of at such a facility, (iii) persons who arranged for disposal or treatment of a hazardous substance at or transportation of a hazardous substance to such facility (i.e., generators of such hazardous substances), and (iv) transporters who selected such facility for treatment or disposal of hazardous substances.

     Superfund also authorizes (i) private litigants who have incurred response costs in the clean-up of a site contaminated with hazardous substances to bring an action, under certain conditions, for contribution against other parties who may be liable under Superfund, and (ii) citizens to bring suits under certain conditions against any person, including the United States, who is alleged to be in violation of any standard, regulation, condition or order which has become effective under Superfund.

     In addition to Superfund, certain individual states have enacted their own statutory schemes to respond to release of hazardous substances, to order responsible parties to conduct removal action from liable parties. Parties who could be liable under the states' mini-Superfund statutes are generally the same parties that are liable under Superfund.

     (f)  Insurance

     The Company is required to maintain specified types and amounts of insurance in order to conduct its current business of transportation of hazardous and non-hazardous waste. Obtaining adequate insurance is a problem faced by the Company and the hazardous waste industry as a whole due to the limited number of insurers and the increasing cost of coverage. To the best of the Company's knowledge, the Company currently has insurance sufficient to satisfy all applicable regulatory requirements. Although the Company believes that it will be able to obtain renewals of, or replacements for its existing coverage, there can be no assurance that the Company will be able to maintain insurance in compliance with regulatory requirements. Failure to satisfy these regulatory insurance requirements could have a material adverse effect on the Company's business and financial condition.

     (g)  Employees

     As of December 31, 1996, the environmental business of the Company had approximately 135 full-time employees, none of whom were represented by a union.

Item 2.   PROPERTIES

     The Company's environmental business is conducted through both owned and leased facilities. The Company and/or one of its subsidiaries owns, subject to a mortgage, a six-acre tract of land in Oklahoma City, Oklahoma, which contains an office building of approximately 15,000 square feet. See Certain Relationships and Related Transactions . This facility is being used by the Company as its executive office, as well as the Company's Oklahoma City transportation terminal.

     In addition, the Company and/or its subsidiaries leases transportation terminals in El Dorado, Arkansas; Bakersfield,
California; Denver, Colorado; Jacksonville, Florida; Sulphur,
Louisiana; Stoneville, North Carolina; Ponca City, Oklahoma; Atoka,

Tennessee; and, Centralia, Washington. The Company's subsidiary also owns a terminal in Chattanooga, Tennessee. The facilities in Bakersfield, California; Ponca City, Oklahoma; and Chattanooga, Tennessee contain office facilities. See "Business--Regulations and Permits".

          The Company believes that the above properties are suitable and adequate for the Company's presently anticipated needs.

Item 3.   LEGAL PROCEEDINGS

     ETS has been sued by a group of persons who allege to be residents of Smith County, Texas, or have either worked or lived in or near Winona, Smith County, Texas, as a result of transporting waste to a permitted hazardous waste injection well disposal facility located in Smith County, Texas ( Disposal Facility ). Plaintiffs have sued approximately 85 other defendants, who either are alleged to have generated waste that was disposed of at the Disposal Facility or are the owners of the Disposal Facility. The lawsuit is styled Adams, et al v. American Ecology Environmental Services Corporation f/k/a Gibraltar Chemical Resources, Inc. f/k/a Gibraltar Wastewaters, Inc., Motheral Printing Co., et al., Cause No. 236-165224-96, pending in the District Court, Tarrant County, Texas. The lawsuit was filed in August, 1996, but ETS was not served with such lawsuit until February, 1997. Plaintiffs alleged that the Disposal Facility is owned and operated by American Ecology Environmental Services Corporation f/k/a Gibraltar Chemical Resources, who is not affiliated or related to the Company. None of the other defendants are affiliates of the Company. Plaintiffs alleged that the owners of the Disposal Facility were negligent under various theories in the operation of the Disposal Facility. Plaintiffs also alleged that the generator and transporter defendants were negligent under various theories in not ensuring that the owner of the Disposal Facility properly operated the Disposal Facility. The Plaintiffs have sued for an unspecified amount of actual and punitive damages. The Company has recently filed an answer in this matter and has not had an opportunity to investigate such. The Company intends to vigorously defend itself in this matter.

     In March, 1993, the Company was advised that its insurance carrier had denied coverage relating to a lawsuit filed by seven
(7) individuals against Dyna-Turn of Oklahoma Incorporated ("Dyna-Turn") and a subsidiary of the Company, Environmental Transportation Services, Inc. ("ETS"), styled Darrell Stafford, et al. v. Dyna-Turn of Oklahoma Incorporated, et al., pending in the District Court of Oklahoma County, Oklahoma (the "Lawsuit"). The Lawsuit was filed in January, 1992. The plaintiffs were employees of a waste incineration facility and allege that (i) Dyna-Turn generated certain waste contaminated with toxic and hazardous chemicals; (ii) that the waste was transported by ETS, and (iii) that Dyna-Turn was negligent in the generation and ETS was negligent in the transportation of such waste and in failing to warn these plaintiffs of the hazardous nature of the waste. In the Lawsuit, the plaintiffs are alleging that they sustained certain personal injuries and are seeking unspecified damages in excess of $10,000 and punitive damages. The Lawsuit is presently in the discovery stage. The Company believes that it has defenses to the Lawsuit, but at this stage is unable to determine the amount of any potential exposure that it may incur as a result thereof. The Company intends to vigorously defend itself in the Lawsuit. At this time, the Company does not anticipate that the Lawsuit will have a material adverse effect on the Company or its financial condition, but there can be no assurances to that effect.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

Item 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The following are the executive officers of the Company:

        Name and Position                     Date Elected
          with Company(1)          Age          to Office
     ________________________     ____       _______________
     Carl B. Anderson, Jr.(2)       75       January 10, 1991
     Chairman of the Board,
     President, and Chief
     Executive Officer

     Kerry J. Willingham (3)        42       October 24, 1996
     Vice President and
     Chief Financial Officer

     David R. Bennett (4)            48       April 1, 1997
     Executive Vice-President
     Environmental Transportation
     Services, Inc.

_______________________

(1) There is no family relationship between any of the executive officers.

(2) Mr. Anderson served as Chairman of the Board and Chief Executive Officer of American Environmental Technologies, Inc. ("AET") from June, 1986, until AET's merger with and into the Company in January, 1991 (the "Merger"). Since the Merger, Mr. Anderson has served as Chairman of the Board and Chief Executive Officer of the Company. In addition, for a period in excess of five years, Mr. Anderson served as a general partner of AnSon Partners Limited Partnership. Mr. Anderson assumed the position of President of the Company in October, 1995.

                                 -8-

(3) Mr. Willingham was employed by the Company in January, 1991 as Controller. Effective October 26, 1996, Mr. Willingham was elected Vice President - Finance, Secretary, and Treasurer of the Company. Prior to January, 1991, Mr. Willingham served as Controller for Stik-Strip, Inc. in Oklahoma City, Oklahoma. Mr. Willingham is a Certified Public Accountant.

(4) Mr. Bennett has been employed by ETS since February, 1997, and was elected Executive Vice-President of ETS on April 1, 1997. From 1991 through December, 1996, Mr. Bennett served as Director of Sales and Marketing for Tri-State Motor Transit Co., in Joplin, Missouri. Prior to 1991, Mr. Bennett managed various chemical processing operations for Able Body Corporation, in Joplin, Missouri from 1989 to 1991 and for
     W. R. Grace & Co., in Joplin, Missouri from 1983 to 1989. Although Mr. Bennett is not an executive officer of the Company, he is included in this table due to the fact that approximately 99% of the Company's revenues for 1996 are derived from the operations of its subsidiary, ETS, for which Mr. Bennett serves as an executive officer.

                                  PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

     The Company's common stock trades on the OTC Bulletin Board. The following table gives the range of inter-dealer bid and asked quotations during each calendar quarter of 1996 and 1995, according to information supplied by a market maker. These quotations are among dealers, do not include markups, markdowns, or commissions, and may not represent actual sales.

                      BID                     ASKED
                ________________          _______________
                 High      Low            High      Low
    1996         _____     _____          _____    ______
____________
1st Quarter      $ .22     $ .13          $ .38     $ .22
2nd Quarter        .19       .06            .31       .19
3rd Quarter        .09       .06            .22       .19
4th Quarter        .06       .03            .22       .13

    1995
____________
1st Quarter      $ .13     $ .06          $ .38     $ .13
2nd Quarter        .40       .13            .75       .31
3rd Quarter        .31       .13            .67       .25
4th Quarter        .38       .13            .50       .25

At April 15, 1997, there were 1,130 holders of record of the Company's common stock, par value $.01.

     The Company did not declare a cash dividend on its common stock in 1996 or 1995. It is anticipated that for the foreseeable future any earnings which may be generated from the operations of the Company will be used to finance its operations and growth and that cash dividends will not be paid to holders of the common stock of the Company. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.

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

Item 6.     SELECTED FINANCIAL DATA

                           1996          1995          1994
                         -----------   -----------  -----------
                         (In thousands except share amounts)

Revenues                  $ 18,112       $ 17,650     $   14,945

Operating Earnings (Loss)     (605)            11            573

Net Earnings (Loss)
  Before change in
  accounting principle      (1,165)          (494)            80

Net earnings (loss)      $  (1,165)      $   (362)    $       80

Earnings (Loss) Per
 Common Share:
 Net earnings (loss)
   before change in
   accounting principle  $   (0.08)      $  (0.04)    $     0.01
 Net earnings (loss)     $   (0.08)      $  (0.03)    $     0.01

Weighted Average Number
  of Common Shares
  Outstanding           13,798,088     13,735,203     13,655,901

Total Assets            $   13,821    $    16,726    $    13,559

Long-term Obligations
 (excluding deferred
  taxes)
  Current portion            7,306          2,126          2,579
  Long-term portion            393          6,242          3,717

Cash Dividends
  per Share             $        -    $         -     $        -

                                 1993                1992
                               -----------       -------------
                                  (In thousands except
                                        share amounts)
Revenues                        $    14,377         $     15,918

Operating Earnings                      878                1,103

Net Earnings (Loss)
  Before Change in
  Accounting Principle                 (184)                 771

Net Earnings (Loss)                    (184)                 771

Earnings (Loss)Per
 Common Share:
 Net earnings (loss)
   before change in
   accounting principle         $     (0.01)        $      0.06
 Net earnings (loss)            $     (0.01)        $      0.06

Weighted Average Number
  of Common Shares
  Outstanding                    13,585,191          13,647,567

Total Assets                    $    11,887         $    12,424

Long-term Obligations
 (excluding deferred
  taxes)
  Current portion                     1,903               2,034
  Long-term portion                   2,897               3,242

Cash Dividends
  per Share                     $        -          $        -

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.

     Certain statements contained within this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995").

     The forward-looking statements contained herein relate to anticipated financial performance, business prospects, market forces, financing prospects, relationships with certain lenders and potential lenders and defaults under certain credit agreements with the Company's current lenders, and all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this Form 10-K, including, but not limited to, general economic conditions, increased competitive pressures, overcapacity in the environmental transportation industry, changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, potential increases in equipment, maintenance, operating or labor costs, the Company's ability to obtain external financing to replace existing financing and to reach an acceptable agreement with its lenders with which the Company is currently in default, willingness of creditors to waive defaults or breaches of financial covenants of the Company, and management retention and development. See "--Liquidity and Capital Resources" for a discussion of additional factors that may affect such results." The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

     The following Management's Discussion and Analysis should be read in conjunction with a review of the Company's December 31, 1996, Consolidated Financial Statements included elsewhere in this Form 10-K.

Results of Operations
Year Ended December 31, 1996 Compared to Year Ended December 31,
1995

Total revenues for 1996 were approximately $18,112,000, as compared to approximately $17,650,000 for 1995, an increase of approximately $462,000, or 3%. This increase was due to an increase in transportation and related revenues of approximately $1,232,000 due, in part, to revenues generated by the Company s transportation subsidiary s California operation, which was acquired effective July 1, 1995, and the Company s transportation subsidiary s Colorado operation, the assets of which were acquired in July 1995. Additionally, the Company s transportation subsidiary generated increased miles during 1996 due to operating additional transportation equipment. The increase in volume resulting from the additional equipment was partially offset by a decrease in the running mile rate of $.08 per mile due to continuing competitive pressures. Other transportation related revenues decreased approximately $68,000.

Non-transportation related revenues decreased approximately $763,000 from 1995 to 1996 due to decreased revenues generated by the Company s non-hazardous waste transfer facility located in Florida (which was sold in September 1996) and to a decrease in revenues recorded by the Company s remediation subsidiary which started a remediation project in March 1995. This remediation subsidiary is currently inactive.

The net loss for 1996 was approximately $1,165,000, as compared to a net loss for 1995 of approximately $362,000. This increase in the net loss was due primarily to a decrease in the gross margin (revenues less operating costs) of approximately $1,190,000 and to losses on sales of transportation equipment.

Total operating costs were approximately $14,862,000 and approximately $13,210,000 for 1996 and 1995, respectively. These amounts represent approximately 82.1% and approximately 74.8% of total revenues for the respective years of 1996 and 1995, an increase of approximately 7.3%.

Operating costs related to transportation services were approximately $14,768,000 and approximately $12,575,000 (approximately 82.1% and approximately 75.1% of transportation and related revenues) for 1996 and 1995, respectively. The increase in the percentage of operating costs to revenues from 1995 to 1996 is attributable to the lower running mile rate as discussed earlier.

Operating costs not related to transportation services decreased approximately $533,000 from 1995 to 1996 due to the reduced activity at the Company s subsidiary s non-hazardous waste transfer facility located in Florida discussed earlier and to reduced operating costs associated with the Company s remediation subsidiary which had started a remediation project in March 1995.
This remediation project was completed in May, 1995, and the Company's remediation subsidiary is presently inactive.

General and administrative expenses decreased approximately $406,000 from 1995 to 1996 due largely to reduced personnel and a reduction in travel and entertainment expenses. These reductions in expenses were partially offset by increased general and administrative expenses associated with the Company's transportation subsidiary s California operation, which operated for all of 1996 as compared to six months of 1995.

Depreciation expense decreased approximately $168,000 due to the Company changing the useful life on its trailers from ten to fifteen years and to the sale of transportation equipment. This decrease was partially offset by the Company s transportation subsidiary s California operation s depreciation expense, which California operation was acquired by the Company effective July 1, 1995, and to depreciation associated with the assets purchased in July, 1995, relating to the Company s transportation subsidiary s Colorado operation.

Other expense increased approximately $485,000 from 1995 to 1996 due primarily to losses recognized on the sale of (1) the Company s transportation subsidiary s facility located in LaPorte, Texas; (2) the non-hazardous waste processing facility located in Green Cove Springs, Florida and (3) transportation equipment.

Interest expense increased approximately $152,000 from 1995 to 1996 due to increased debt and higher interest rates.

Results of Operations
Year Ended December 31, 1995 Compared to Year Ended December 31,
1994.

     The net loss for 1995 was $362,000, as compared to net income in 1994 of $80,000. This decrease was due primarily to a decrease in the gross margin (revenues less operating costs) of $423,000, increased general and administrative costs of $245,000 and higher interest expense of $272,000.

     Total revenues were $17,650,000 and $14,945,000 for 1995 and 1994, respectively, an increase of $2,705,000 or 18%. Revenues from transportation and related activities increased $2,325,000, while waste brokerage revenue decreased $160,000. Additionally, revenues related to BMH Materials, Inc. ("BMH"), the Company's subsidiary involved in the processing, brokering, and disposal of non-hazardous waste in Florida, increased $341,000 over 1994. BMH began operations in May 1994. Other revenues consisting of site remediation and training services increased from $174,000 in 1994 to $377,000 in 1995, due to one remediation project.

     Transportation and related revenues were $16,751,000 and $14,426,000 for 1995 and 1994, respectively; comprising 95% and 97% of total revenues of the Company. This increase is primarily attributable to an increase in transportation revenue of $2,398,000 resulting from the purchase of additional tractors in Colorado in July, 1995, the purchase of a transportation company in California effective July 1, 1995, and the addition of tractors owned by owner/operators. The Company's transportation fleet logged 9,700,000 miles for 1995 as compared to 7,400,000 miles for 1994. This increase in miles was partially offset by a decrease in the running mile rate of $0.06.

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

     General and administrative expenses increased $245,000, from 1994 to 1995 due primarily to increased travel and contract labor expenses and also to the general and administrative expenses incurred by the California transportation company acquired in 1995.

     Other expense decreased $49,000 due primarily to lower consulting fees.

     Depreciation expense decreased $106,000 from 1994 to 1995.
This decrease was due to increasing the useful life on tractors from seven to ten years which decreased depreciation for 1995 by $408,000.

     Interest expense increased $272,000 due to higher interest rates and increased debt.

Liquidity and Capital Resources

Working capital decreased from $508,000 at December 31, 1995 to a negative $3,806,000 at December 31, 1996. This decrease of approximately $4,314,000 has resulted primarily from reclassifying the long-term portions of certain equipment debt and debt relating to a revolving working capital line of credit to current liabilities as discussed below. See Note 6 to Notes to Consolidated Financial Statements.

The Company's transportation subsidiary has an equipment financing arrangement with the CIT/Equipment Financing, Inc. ("CIT"). As of December 31, 1996, the principal amount owing to CIT for the purchase of transportation equipment is $3,218,000. This equipment loan is payable in monthly principal payments of $135,000 plus interest. In the first quarter of 1996, the Company paid only the interest portion of the February and March loan payments to CIT due to a cash flow shortage. CIT and the Company then entered into an agreement whereby the Company had to pay the February and March principal payments in September and October 1996. Additionally, CIT increased the interest rate by one percentage point for the remaining term of such loans by CIT, and the Company and CIT entered into a letter agreement whereby the Company agreed to pay CIT $105,500 by September 30, 1996 and $105,500 by December 31, 1996 in addition to its regular monthly payments to CIT. The Company did not make the above principal payments as agreed and also has not made all of its regular monthly principal payments since August 1996. As a result, the Company received a letter dated October 28, 1996 from CIT stating that the Company was in default for past due principal payments in the amount of $351,638.46 and that this amount must be paid by October 31, 1996. The Company was unable to make this payment and continues to be in default. The Company has been negotiating with CIT regarding possible cure of its default on the equipment loans; however, as of the date of this report the Company and CIT have not reached a formal agreement. The Company continues to pay monthly interest payments as well as principal payments when the Company is able. Additionally, The Company has liquidated certain transportation equipment that secured CIT's loans and has used the proceeds to reduce the outstanding balance of such loans. As a result of the default with CIT, the Company has reclassified approximately $1,799,000 due to CIT from long-term liabilities to current liabilities under generally accepted accounting principles. The Company is in the process of attempting to finalize a new proposed financing arrangement with a new lender, as discussed below, to replace the loans with CIT and other lenders. In the event the Company cannot finalize the new proposed financing arrangement or obtain alternative external financing to repay CIT and is unable to reach an acceptable agreement with CIT to cure the Company's default, the Company does not currently have sufficient liquidity or available resources to enable it to immediately repay the debt to CIT, and, in such event, the Company would have to consider taking steps necessary to protect itself from CIT seizing assets of the Company or otherwise attempting to immediately collect repayment of such loan.

In February 1996, the Company entered into a revolving working capital line of credit agreement (the "Associates Agreement ) with Associates TransCapital Services, Inc. which provides for a $3,000,000 line of credit for working capital purposes. This revolving line of credit 1) is collateralized by accounts receivable, deposit accounts and certain intangible assets, 2) bears interest at the prime rate published by The Chase Manhattan Bank, N.A. plus 1.875%, and 3) provides for advances at 80% of eligible receivables. The note is due February 6, 1998. The interest on the note is payable monthly and principal payments are made as accounts receivable are collected. At December 31, 1996 the Company had borrowed $2,488,000 under the Associates Agreement, and at December 31, 1995, the Company had borrowed $1,549,000 under its former revolving credit agreement which has been paid. As of April 15, 1997, the Company had approximately $91,000 of availability under the Associates Agreement, based upon 80% of its outstanding eligible accounts receivable on such date. Under the terms of the Associates Agreement, the Company's inability to meet debts as they mature may be a default under the Associates Agreement. If the Company is able to complete the proposed new financing discussed below, such would replace the working capital line of credit the Company presently has with Associates. As a result of the default with CIT, the Company has reclassified, under generally accepted accounting principles, approximately $2,488,000 due under the Associates Agreement as current liabilities that would otherwise be classified as long-term debt.

Associates continues to lend to the Company under the Associates Agreement and has not advised the Company that it desires to terminate the Associates Agreement. However, as a result of the default under the Associates Agreement, Associates could terminate the Associates Agreement and demand immediate repayment of the outstanding balance under the Associates Agreement. If the Company is unable to complete the proposed new financing, discussed below, or obtain alternative external financing and the Company cannot reach an acceptable agreement with Associates to cure the Company's default, the Company does not have sufficient liquidity or available resources which would enable it to immediately repay the debt to Associates if Associates were to demand such.

The Company has an equipment lending arrangement with Associates Commercial Corporation ("ACC"), an affiliate of Associates TransCapital Services, Inc., under which the Company owed ACC approximately $1,205,000 as of December 31, 1996. The Company was unable to make its scheduled payments for September, October and November, 1996; however, ACC agreed to defer these three months' principal payments to the end of the respective notes. At
December 31, 1996, and as of June 19, 1997, the Company was in default of certain debt covenants contained within the agreement with ACC regarding timely annual financial reporting and current debt payments with other creditors. As a result, the entire amount owed under the agreement with ACC, which was approximately $1,205,000 as of December 31, 1996, is callable by ACC, and accordingly, under GAAP, such amount has been reclassified by the Company as a current liability rather than a long-term debt. If the Company is able to complete the proposed new financing, as discussed below, such would replace the equipment lending arrangement the Company presently has with ACC.

The Company has been seeking a new lender to replace CIT, its other equipment lenders, and its working capital line of credit. In connection therewith, the Company has received a proposal letter, which is not a commitment, from a potential lender which proposes extending credit to the Company such that all of the Company's equipment loans, as well as working capital line of credit, would be replaced by the financing ("Proposed New Financing"). The Proposed New Financing would, if completed, consist of a term loan of approximately $6 million and a revolving working capital line of credit up to approximately $5 million, for a total loan package of approximately $11 million. Under the terms of the Proposed New Financing, the amount that may be borrowed by the Company under the revolving working capital portion of the Proposed New Financing will be based on 80% of the outstanding eligible accounts receivable of the Company and ETS from time to time less certain reserves. If the Proposed New Financing had been completed as of June 20, 1997, the Company's availability as of such date under the revolving working capital portion of the Proposed New Financing would have been $934,000. If the Proposed New Financing is completed, such will be secured by substantially all of the assets of the Company. Although such potential lender has not issued to the Company a commitment as to the Proposed New Financing, such Proposed New Financing has been approved by the credit committee of the potential lender, but closing of the Proposed New Financing is still subject to further due diligence being conducted by such lender to its satisfaction, a determination by the potential lender that the Company has collateral in an amount satisfactory to such lender and to the finalization of definitive loan documents between such lender and the Company. No assurance can be made that the Proposed New Financing will be completed or that any comparable financing will be obtainable by the Company.

If the Company is unable to complete the Proposed New Financing, the Company will be required, if possible, to secure other financing to pay CIT or to negotiate a resolution with CIT,

Associates and ACC of the defaults, and if unable to accomplish either, the Company may have to take such steps necessary to protect the Company from actions that CIT, Associates, or ACC could take against the Company, such as requesting the appropriate court to protect the Company from its creditors.

In February 1996, Carl Anderson, Jr., CEO and acting President, loaned the Company $195,000 bearing interest at 11% per annum. The principal balance of the loan is payable on demand, but not later than February 1, 2001 with interest payable monthly. The loan was for working capital purposes and is secured by a mortgage on the Company s property in Oklahoma City, Oklahoma. The outstanding balance on this loan at December 31, 1996 was $172,000.

The Company s transportation subsidiary has entered into two lease agreements with Sullivan s Trucking Company, Inc. ( Sullivan ), effective March 1, 1996 whereby ETS is leasing a certain number of hazardous waste tractors, trailers and roll-off boxes. ETS has used this equipment to transport waste for Sullivan s and ETS customers. In connection with such leases, ETS is to pay Sullivan $8,684 per month for twenty four months on one lease and $28,803 per month for forty eight months on the other lease. ETS began making payments on both these leases March 1, 1996. Subsequently, ETS and Sullivan agreed to terminate the twenty four month lease effective August 1, 1996, and ETS has returned all equipment subject to the lease to Sullivan. Additionally, the Company has leased from Sullivan its transportation terminal in Ponca City, Oklahoma for a term of four years, effective March 1, 1996, at a rental of $3,800 per month.

The Company has reached an agreement in principle to acquire from Sullivan certain customer lists, goodwill, inventory, and other business aspects of Sullivan s hazardous waste transportation business. Under the tentative agreement, the Company will pay Sullivan 1,309,221 shares of the Company s common stock. The Company and Sullivan are in the process of finalizing definitive agreements relating to these transactions

The Company s accounts payable continue to age beyond normal terms. As of December 31, 1996, the Company's accounts payable in excess of sixty days were approximately $206,000 and in excess of ninety days were approximately $115,000.

In August, 1996, a judgment of approximately $115,000 was entered against ETS in favor of Richard K. Larson, a former employee, in a case involving Mr. Larson ("Larson Case"). The Larson Case alleged breach of a consulting agreement between ETS and Mr. Larson. Pursuant to the terms of a structured payment plan agreed to by ETS and Mr. Larson ("Payment Plan"), ETS has paid $35,000 toward satisfaction of the judgment, leaving approximately $80,000 remaining to be paid. ETS, however, has been in default on the

Payment Plan since January, 1997. Although ETS has been attempting to conduct further negotiations with Mr. Larson regarding the Larson Case judgment, such negotiations have been unsuccessful. In May, 1997, Mr. Larson informed ETS that if he is not paid in full the amount owed to him pursuant to the judgment, he will file a writ of execution is filed against assets of ETS in order to satisfy the unpaid portion of the judgment. If the Company is unable to complete the Proposed New Financing, the Company may not have the liquidity to pay such judgment in the event a writ of execution against the assets of ETS. If the Company completes the Proposed New Financing, it plans to pay such judgment out of the proceeds of such Proposed New Financing.

In order to generate additional liquidity, during August 1996, the Company sold one of the facilities owned by its transportation subsidiary and a facility owned by another subsidiary that processed non-hazardous waste located in Florida. The Company realized net proceeds (after the payment of a certain mortgage and closing costs) from these transactions of approximately $650,000. In addition, the Company received approximately $275,000 as a tax refund in September 1996, and $187,000 as a prepayment of a note due the Company in February, 1997. All of the proceeds received by the Company referred to in this paragraph were applied by the Company to reduce the outstanding balance under the Company's working capital line of credit.

If the Company is able to reach a satisfactory agreement with CIT relating to the transportation equipment loan, or is able to complete the Proposed New Financing discussed above, the Company believes, as of the date of this report, that it will be able to meet its presently foreseeable working capital requirements. If the Company is unable to reach such agreement with CIT or is unable to complete the Proposed New Financing, the Company does not believe that it will be able to meet its presently foreseeable working capital requirements. The above statements contained in this paragraph are forward-looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially, such as its ability to complete the Proposed New Financing or to reach a satisfactory agreement with CIT, a material reduction in revenues, inability to collect a material amount of receivables, required capital expenditures in excess of those presently anticipated, or other future events, not presently predictable, which individually or in the aggregate could impair the Company's ability to obtain funds to meet its requirements.
See "--Forward-Looking Statements."

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

Directors.
_________

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

        Name               Age            Position
-----------------------    ---       ----------------------
Carl B. Anderson, Jr.(1)   75        Chairman of the
                                     Board, President
                                     and Chief Executive
                                     Officer

James E. Brown(2)          45        Director

Jay T. Edwards(3)          65        Director

Allen G. Poppino(4)        71        Director

___________

(1)    Mr. Anderson has served as Chairman of the Board and Chief
       Executive Officer of the Company since January, 1991.  See
       "Executive Officers of the Company" and footnote (1) thereunder for a discussion as to Mr. Anderson.

(2) Mr. Brown served as director of the Company from 1986 to August, 1990, whereupon he resigned to avoid a conflict of

                              -22-

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

     Section 16(a) Beneficial Ownership Reporting Compliance. [Based solely on review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 1996, or written representations that no such reports were required to be filed with the Securities and Exchange Commission, the Company believes that during 1996 all directors and officers of the Company and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") filed timely all Forms 3, 4, or 5, as required by Section 16(a) of the Exchange Act, except Kerry Willingham did not timely file a Form 3 to report his election as an officer of the Company in 1996, and Carl Anderson did not timely file a Form 4 or a Form 5 to reflect one transaction occurring in 1995.

Item 11.  EXECUTIVE COMPENSATION

      The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief
Executive Officer of the Company. None of the four most highly paid executive officers of the Company received total compensation, including salary and bonus, for the last completed fiscal year in excess of $100,000. The table below includes cash distributed for services rendered during 1996, plus any cash distributed during 1996 for services rendered in a prior year, plus amounts deferred at the election of the named executive officer, less any amount relating to those services previously included in the cash compensation table for a prior year.

                            Annual Compensation
                      ----------------------------------


                                                     Other Annual
    Name and                     Salary     Bonus    Compensation
Principal Position     Year        ($)       ($)         ($)
------------------     ----      -------    -----    -------------
Carl B. Anderson      1996(1)    12,000(1)      -        6,000(1)
Chairman of the       1995(1)    12,000(1)      -        3,000(1)
Board, President      1994(1)    12,000(1)      -            -
and Chief Executive
Officer

 Long-term
Compensation
  Awards
-------------
                       All Other
Stock Options        Compensation ($)
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

    401-K. The Company has adopted an Employee Savings Plan ("401-K Plan") for its employees of the Company and its subsidiaries, with certain exceptions. The 401-K Plan provides for employee contribution, and further provides the Company may, in the Company's sole discretion, contribute to the 401-K Plan matching contributions in an amount determined by the Company. Under the 401-K Plan the Company may choose not to make matching contribu-tions. For an employee to be eligible to participate under the 401-K Plan, the employee must complete six months of service, attain the age of 21 years and enter into a written salary reduction agreement with the Company. An employee may not contribute more than 15% of his annual compensation into the 401-K Plan. If the Company, in its sole discretion, decides to make any matching contribution in a particular year, such match will be allocated only to employee participants who make a salary reduction contribution to the 401-K Plan of at least 5% of their compensation during the plan year based on a formula set forth in the 401-K Plan. The employee participants' contributions to the 401-K Plan are 100% vested when made, and any match made by the Company becomes 100% vested when allocated. The employee participant may, at his election, allocate his contribution and the contributions of the Company among one or more of five (5) investment alternatives. The Company did not make matching contributions to the 401-K Plan during 1996. the Trustee for the 401-K Plan is Intrust Bank.

     Compensation Pursuant to Stock Option Plans. The Company has adopted an incentive stock option plan (the "Plan") in order to attract, retain and motivate, and to encourage stock ownership by key employees and officers of the Company and its subsidiaries. A Stock Option Committee of the Board of Directors administers the Plan and selects the officers and employees to whom options may be granted and determines the number of shares to be governed by each. None of the executive officers of the Company named in the above Summary Compensation Table were granted options in 1996.

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

     In addition, the Company has adopted a stock option plan for non-employee directors of the Company ("Non-Employee Director Plan"). Under the Non-Employee Director Plan the Company may grant options to non-employee directors of the Company to purchase up to 100,000 shares of the Company's common stock. The maximum aggregate number of shares of Company common stock which may be subject to options granted under the Non-Employee Director Plan to any one non-employee director may not exceed 20,000 shares. Any option granted under the Non-Employee Director Plan may not exceed a term of five (5) years and the exercise price of such option may not be less than the fair market value of the Company's common stock on the date of the grant. Under the Non-Employee Director Plan, a Stock Option Committee of the Board of Directors supervises the administration of such plan and determines the number of shares to be subject to each option granted under the Non-Employee Director Plan. No options were granted under the Non-Employee Director Plan in 1996.

     Compensation of Directors. In 1996, the Company compensated the non-employee directors of the Company in the amount of $500.00 for each meeting of the Board of Directors attended, and compen-sated Mr. Anderson $1,000.00 per month for his services as Chairman of the Board. Directors that also are employees of the Company or its subsidiaries are not paid for serving as a director. The Board of Directors held three (3) meetings during 1995.

     Compensation Committee Interlocks and Insider Participation.
The compensation of all officers of the Company is set by the Board of Directors. As noted, Carl B. Anderson, Jr. is both a director and an officer of the Company.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following persons or entities are known to the Company to be beneficial owners of more than 5% of the Company's common stock as of April 15, 1997. Due to the requirements of the Securities and Exchange Commission as to the method of determining the amount of shares an individual or entity may beneficially own, the amounts shown below for an individual or entity may also include shares also considered beneficially owned by others.

               Amount and Nature of Beneficial Ownership(1)
               ____________________________________________
                                               Shared
              Name and        Sole Voting      Voting
Title        Address of          and            and       Percent
 of          Beneficial       Investment     Investment     of
Class          Owner             Owner          Power      Class
------    -----------------   ------------   ----------   --------
Common     Moorpark Holdings,  10,367,122(2)      (2)       74.4%
           Inc.
______________
                                 -26-

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

     The Company has been advised that Moorpark may elect to seek a buyer for its shares of Company common stock. If Moorpark were to sell all or a substantial portion of its shares of common stock of the Company, it would result in a change in control of the Company.

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

                            Amount and Nature
       Name of                     of                  Amount
      Individual           Beneficial Ownership      of Class(1)
  -------------------      --------------------      ----------
  Carl B. Anderson, Jr.(2)      576,433 (2)             4.1%

  James E. Brown(3)             196,815 (3)             1.4%

  Jay T. Edwards(4)                   -                  *

  Allen G. Poppino(5)            56,000 (5)              *

  Officers and directors        829,248(6)              6.0%
  as a group (6 persons)

______________
                                -27-

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

(3) Mr. Brown's address is 4005 Northwest Expressway, Post Office Box 24060, Oklahoma City, Oklahoma 73124. Mr. Brown shares voting and investment power over 188,815 shares held by Santa Fe Investment Company, which is wholly owned by Mr. Brown. The amount shown includes 8,000 shares held by Mr. Brown as custodian for his children.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1996, Carl Anderson, Jr., CEO and acting President, loaned the Company $195,000 bearing interest at 11% per annum. The loan is payable upon demand and the interest is payable monthly. The loan was for the Company's working capital purposes and is secured by a mortgage on the Company's Oklahoma City facility, which also serves as the Company's executive office. The current outstanding balance on the loan is $172,000. If the Proposed New Financing, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," is completed, the lender will require Mr. Anderson to subordinate the Company's indebtedness to him on terms acceptable to such lender.

     In March, 1996, ETS, began leasing from Sullivan, a certain number of hazardous waste tractors and trailers and has begun to utilize such equipment to transport waste for Sullivan's and ETS' customers. In connection with such lease, ETS is paying Sullivan approximately $29,000 a month to lease from Sullivan such tractors and trailers and a certain number of roll-off boxes. In connection with the transaction with Sullivan, the Company has reached an agreement in principle to acquire from Sullivan its customer list, goodwill, parts, supplies, and other business aspects of Sullivan's hazardous waste transportation business. The Company and Sullivan have agreed in principle that, in addition to the above-described lease arrangement, the Company will pay Sullivan approximately 1.3 million shares of the Company's common stock. Additionally, the Company has leased from Sullivan its transportation terminal in Ponca City, Oklahoma, for a term of approximately four (4) years at a rental of $3,800 per month. The Company and Sullivan are in the process of finalizing a definitive agreement relating to the purchase by the Company of Sullivan's customer list, goodwill, parts, supplies and other business aspects of Sullivan's hazardous waste transportation business. See Business -- General."

                                  PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

  (a)(1) Financial Statements. The following consolidated financial statements of the Company appear immediately following this Part IV:

                                                      Pages
                                                      _____
AMETECH, Inc.
  Auditors' Report - 1996, 1995, and 1994.............   31
  Consolidated Balance Sheets, December 31,
     1996 and 1995.....................................  32
  Consolidated Statements of Operations, Years ended
    December 31, 1996, 1995, and 1994.................   34
  Consolidated Statements of Stockholders' Equity,
     Years ended December 31, 1996, 1995, and 1994....   36
  Consolidated Statements of Cash Flows, Years ended
     December 31, 1996, 1995, and 1994................   38
  Notes to Consolidated Financial Statements..........   40

Report of Independent Certified Public Accountants

Board of Directors
AMETECH, Inc.

We have audited the accompanying consolidated balance sheets of AMETECH, Inc. (an Oklahoma corporation) and subsidiaries, as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETECH, Inc. and subsidiaries, as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 15 to the financial statements, the Company has experienced recurring losses from operations, is in violation of debt covenants, and is delinquent on certain debt payments. These matters, among others, raise substantial doubt about the Company s ability to continue as a going concern. Management s plan in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In 1995, the Company changed its method of accounting for tires in service.

                                       /s/ Grant Thornton LLP

                                        GRANT THORNTON LLP
Oklahoma City, Oklahoma
February 14, 1997

                      AMETECH, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                           December 31,
                                     _________________________
                                         1996          1995
                                     ____________  ____________
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents          $    10,000   $    74,000
  Certificate of deposit                 222,000           -
  Accounts receivable                  4,074,000     3,538,000
  Prepaid expenses                       664,000       429,000
  Other                                  227,000       646,000
                                       __________    __________
  Total Current Assets                 5,197,000     4,687,000

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation
  of $9,044,000 and $9,742,000
  at December 31, 1996 and 1995,
  respectively                         8,278,000    11,540,000

OTHER ASSETS, net of accumulated
  amortization of $347,000 and
  $325,000 at December 31, 1996
  and 1995, respectively                 346,000       499,000
                                       __________    __________

                                     $ 13,821,000   $16,726,000
                                     ============   ===========

                      AMETECH, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                (CONTINUED)


                                                December 31,
                                          _________________________
                                             1996          1995
                                          ____________  ____________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued
   liabilities                             $ 1,697,000  $ 2,053,000
 Current maturities of long-term
   obligations                               7,306,000    2,126,000
                                          ____________   __________
  Total Current Liabilities                  9,003,000    4,179,000
                                          ____________  ___________

DEFERRED INCOME TAXES                          641,000    1,365,000
                                          ____________  ___________

LONG-TERM OBLIGATIONS, net of current
  maturities                                   393,000    6,242,000
                                          ____________  ___________

STOCKHOLDERS' EQUITY:
  Common stock of $.01 par value;
    13,932,121 and 13,874,206
    shares issued at December 31,
    1996 and 1995, respectively.              139,000      139,000
  Additional paid-in capital                2,994,000    2,985,000
  Retained earnings                           760,000    1,925,000
                                          ___________   __________
                                            3,893,000    5,049,000

Less - Treasury Stock (115,000 shares at
  December 31, 1996 and 1995), at cost        109,000      109,000
                                          ___________  ___________
    Total Stockholders' Equity              3,784,000    4,940,000
                                          ___________  ___________

                                          $13,821,000  $16,726,000
                                          ===========  ===========

                 The accompanying notes are an integral part
                        of these financial statements.

                        AMETECH, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Years Ended December 31,
                             ____________________________________
                                 1996         1995          1994
                             ___________   ___________  ___________
REVENUES                    $18,112,000   $17,650,000  $14,945,000
                            ___________  ____________  ___________

COSTS AND EXPENSES:
 Operating costs             14,862,000   13,210,000   10,082,000
 General and administrative
   expense                    2,124,000    2,530,000    2,285,000
 Depreciation and
   amortization               1,731,000    1,899,000    2,005,000
 Interest expense               877,000      725,000      453,000
 Other expense (income), net    403,000      (82,000)     (33,000)
                            ___________   ___________  ___________
                             19,997,000    18,282,000   14,792,000
                            ___________   ___________  ___________

EARNINGS (LOSS) BEFORE
   INCOME TAXES AND CUMU-
   LATIVE EFFECT OF CHANGE
   IN ACCOUNTING METHOD      (1,885,000)    (632,000)      153,000
                            ____________   __________   __________

INCOME TAX EXPENSE (BENEFIT):
  Current                         4,000     (288,000)       68,000
  Deferred                     (724,000)     150,000         5,000
                            ____________   ___________  __________
                               (720,000)    (138,000)       73,000
                            ____________   ___________  __________

EARNINGS (LOSS)BEFORE
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  METHOD                     (1,165,000)    (494,000)       80,000

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING METHOD                -      132,000            -
                            ____________   __________    __________

NET EARNINGS (LOSS)         $(1,165,000)  $ (362,000)    $  80,000
                            ============   ==========    ==========

                                -34-

                        AMETECH, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (CONTINUED)

                                  Years Ended December 31,
                           ____________________________________
                               1996        1995         1994
                           ___________ ___________   ___________
EARNINGS (LOSS) PER
  COMMON SHARE:
  Earnings (loss) before
    cumulative effect of
    change in accounting
    method                 $    (0.08) $    (0.04)   $     0.01
  Cumulative effect of
    change in accounting
    method                         -         0.01            -
                            ___________  ___________  ___________
  Earnings (loss)
    per common share       $    (0.08) $    (0.03)   $     0.01
                            ===========  ===========  ===========
  Weighted average shares
    outstanding             13,798,088   13,735,203   13,655,901
                            ===========  ===========  ===========

PRO FORMA AMOUNTS ASSUMING
  RETROACTIVE APPLICATION OF
  ACCOUNTING CHANGE
  Earnings (loss) before
    accounting change                  $  (494,000) $   105,000
                                        ===========  ===========
  Earnings (loss) per
     share before
     accounting change                 $     (0.04)  $      0.01
                                        ===========   ==========








                 The accompanying notes are an integral part
                        of these financial statements.

                        AMETECH, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Additional
                                 Common     Paid-in   Retained
                                 Stock      Capital   Earnings
                               __________  _________  _________
Balance at January 1, 1994     $  137,000  $2,949,000 $2,207,000
Net earnings                           -           -      80,000

Sale of 76,662 shares of
   common stock                     1,000      21,000         -
                                 _________  _________  _________

Balance at December 31, 1994      138,000   2,970,000  2,287,000
Net loss                               -           -    (362,000)

Sale of 67,824 shares of
   common stock                     1,000      15,000         -
                                 _________  _________  __________

Balance at December 31, 1995      139,000   2,985,000  1,925,000
Net loss                                              (1,165,000)

Sale of 57,915 shares of
   common stock                        -        9,000         -
                                 _________  _________  __________

                                $ 139,000 $ 2,994,000  $ 760,000
                                 =========  ========== ==========












                 The accompanying notes are an integral part
                        of these financial statements.


                        AMETECH, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (CONTINUED)

                                        Treasury
                                          Stock        Total
                                       ___________   __________
Balance at January 1, 1994             $ (109,000)   $5,184,000
Net earnings                                    -        80,000

Sale of 76,662 shares of
   common stock                                 -        22,000
                                        ___________  ___________

Balance at December 31, 1994             (109,000)    5,286,000
Net loss                                         -     (362,000)

Sale of 67,824 shares of
   common stock                                  -       16,000
                                        ___________   __________

Balance at December 31, 1995             (109,000)    4,940,000
Net loss                                             (1,165,000)

Sale of 57,915 shares of
   common stock                                 -         9,000
                                        ___________   __________

                                       $ (109,000)   $3,784,000
                                        ============  ==========










                 The accompanying notes are an integral part
                        of these financial statements.

                        AMETECH, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Years Ended December 31,
                                _____________________________________

                                   1996         1995         1994
                                ___________  ___________  ___________
Cash Flows From Operating
   Activities:
   Cash collected from          $ 17,461,000 $ 17,670,000 $ 13,925,000
    customers
   Interest paid                   (877,000)    (731,000)    (447,000)
   Interest received                 38,000       60,000       94,000
   Cash paid to employees and
    other suppliers of goods
    and services                (17,343,000) (15,580,000) (12,373,000)
   Income taxes refunded
    (paid)                          299,000     (101,000)     130,000
                                ____________  ____________  ___________
Net Cash Provided by (Used
  in) Operating Activities         (422,000)   1,318,000    1,329,000
                                ___________  ____________  __________

Cash Flows From Investing
  Activities:
  Additions to property and
   equipment                       (349,000)  (2,803,000) (3,172,000)
  Proceeds from disposal of
   equipment                      1,706,000      212,000     174,000
  Permit costs                           -             -     (20,000)
  Purchase of businesses, net
   of cash acquired                      -    (1,626,000)         -
  Proceeds from sale of Academy
    Computing Corporation                -        18,000       7,000
  Purchase of certificate of
   deposit                        (222,000)           -           -
  Payments received on notes
    receivable                      94,000       214,000     190,000
                                ___________   ___________ ___________
Net Cash Provided By (Used
   in) Investing Activities      1,229,000   (3,985,000)  (2,821,000)
                               ____________   ___________ ___________


                  The accompanying notes are an integral part
                         of these financial statements.

                         AMETECH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                     Years Ended December 31,
                              _____________________________________
                                 1996         1995         1994
                              ___________  ___________  ___________
Cash Flows From Financing
 Activities:
 Proceeds of long-term debt   $1,383,000  $ 4,065,000  $ 2,921,000
 Payments on long-term debt   (2,052,000)  (1,993,000)  (1,425,000)
 Sale of unissued stock            9,000       16,000       22,000
 Increase (Decrease) in bank
  overdraft                     (211,000)     608,000          -
                              ___________  ___________  ___________
Net Cash Provided by (Used in)
 Financing Activities           (871,000)   2,696,000    1,518,000
                              ___________  ___________  ___________
Net Increase (Decrease) in
 Cash and Cash Equivalents       (64,000)      29,000       26,000

Cash and Cash Equivalents at
 Beginning of Year                74,000       45,000       19,000
                              ___________  ___________  ___________
Cash and Cash Equivalents
  at End of Year              $   10,000   $   74,000   $   45,000
                             ===========  ===========  ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

During the year ended December 31, 1994, the Company acquired property and equipment of $62,000 through trade accounts payable.

The Company purchased two businesses in the year ended December 31,
1995.  In conjunction with the acquisitions, liabilities were assumed as follows:
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

                     DECEMBER 31, 1996, 1995, and 1994


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

Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Environmental Transportation Services, Inc. (ETS), Environmental Field Services, Inc. (EFS), BMH Materials, Inc.
(BMH), and Compliance Training Services, Inc. (CTS), after elimination of significant intercompany transactions and balances.

Accounts Receivable - The Company provides allowances on specific accounts based upon whether the Company reasonably believes that collection of a specific account is questionable plus a general allowance on uncollected balances based on the aging of accounts receivable. If the Company reasonably believes that the collection of a specific account, or a portion thereof, is questionable, after examination of that account, then the Company will provide an allowance on that portion on which it feels collection is questionable. The Company provides a bad debt allowance each month based on historically uncollectible amounts as adjusted for current economic conditions. The allowance for estimated uncollectible amounts was $48,000 and $79,000 at December 31, 1996 and 1995, respectively. The Company grants credit to various customers, primarily hazardous waste management companies and hazardous waste brokers, under customary trade terms. To mitigate the risk of credit loss, the Company performs a credit review of new customers and establishes credit limits before extending credit.

Major Customers - At December 31, 1996, two customers accounted for 14% and 11% of the accounts receivable balance. During 1996, the same customers accounted for 20% and 14% of the total revenue.
During 1995 and 1994, one customer accounted for 31% and 34% respectively of total revenue.

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
OPERATIONS (Continued)

Property and Equipment - Depreciation of transportation and other equipment is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to fifteen years.

Buildings are depreciated on the straight-line method over 30 years. Expenditures for repairs and maintenance are charged to expense when incurred, whereas major betterments are capitalized.

Inventories - Supply inventory is priced at cost, not in excess of market. Supplies are charged to expense when utilized for repair or maintenance of equipment. Supply inventory of $190,000 and $220,000 at December 31, 1996 and 1995, respectively, are included in other current assets on the Consolidated Balance Sheets.

Income Taxes - The Company has adopted the liability method of accounting for income taxes. Under the liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the carrying amounts and the tax bases of existing assets and liabilities.

Earnings (Loss) Per Share - Earnings (Loss) per common share are based upon the weighted average number of common shares and dilutive common share equivalents outstanding during the respective years.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Intangible Assets - Cost in excess of net assets of businesses acquired is amortized on the straight line basis over a fifteen year period. The Company assesses the recoverability of costs in excess of net assets of businesses acquired by determining whether the amortization of the asset balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is based on projected discounted future operating cash flows. The Company believes that no impairment has occurred and that no reduction in the estimated useful life is warranted.

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF
OPERATIONS (Continued)

Tires in Service - The cost of new and replacement tires is capitalized and included in prepaid expenses and amortized on a straight-line basis over the estimated useful life of the tires of one to two years.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made in the consolidated financial statements for the year ended December 31, 1995 to conform with the current year presentation.

2.     FINANCIAL INSTRUMENTS

The following table includes various estimated fair value information as of December 31, 1996 and 1995 as required by Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table are the amounts at which the financial instruments are reported in the consolidated financial statements.

All of the Company's financial instruments are held for purposes other than trading. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

1.   Cash and Cash Equivalents

The carrying amount approximates fair value because the Company has the contractual right to immediate payment on the deposit accounts.

2.   Certificate of Deposit

The carrying amount approximates fair value because of the short maturity of this instrument.

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     FINANCIAL INSTRUMENTS (continued)

3.   Notes Receivable

The discounted amount of future cash flows using the rate that the Company would expect to obtain on similar transactions is used to estimate fair value.

4.  Fixed Rate Long-Term Debt

The discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities is used to estimate fair value. At December 31, 1996, certain debt instruments are in default and it is not practicable to estimate fair value.

5.  Floating Rate Long-Term Debt

The carrying amount approximates fair value because interest rates adjust to market rates for notes not in default. At December 31, 1996, certain debt instruments are in default and it is not practicable to estimate fair value.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                  At December 31, 1996
                                _________________________
                                 Carrying     Estimated
                                  Amount      Fair Value
                                ___________   __________
Financial Assets
  Cash and cash equivalents     $   10,000     $  10,000
  Certificate of Deposit           222,000       222,000
  Notes receivable                 234,000       226,000
Financial Liabilities
  Fixed rate long-term debt
     Practicable to estimate
       fair value                 (788,000)     (794,000)
     Not practicable            (1,129,000)           -
  Floating rate long-term debt
     Not practicable            (5,782,000)           -

                                  At December 31, 1995
                                _________________________
                                 Carrying      Estimated
                                  Amount      Fair Value
                                _________    ____________
Financial Assets
  Cash and cash equivalents     $  74,000     $  74,000

                                 -43-

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

3.     CHANGES IN ACCOUNTING PRINCIPLE AND ESTIMATE

The Company changed its method of accounting for replacement tires
effective January 1, 1995.   The Company now capitalizes the cost
of replacement tires to more closely approximate their useful lives. The capitalized cost of the tires is included in prepaid expenses and is amortized over the estimated useful life of the tires of one to two years.

Prior years were not restated and the cumulative effect of the change is to decrease the net loss for 1995 by $132,000, net of
income taxes of $42,000, or $.01 per share.   The pro forma amounts
on the statements of operations show the net earnings (loss) and net earnings (loss) per share as if the new accounting method had been in effect for the periods presented.

Effective January 1, 1995, the Company changed the estimated useful life for tractors from seven to ten years to more closely approximate the useful lives of such assets. The effect of this change was to decrease the net loss for 1995 by $319,000 ($.02 per share), summarized as follows:

       Effect of life of tractors    $ 408,000
         Less: Tax effect of change     89,000
                                     _________
       Decrease in net loss          $ 319,000
                                     =========

Effective July 1, 1996, the Company elected to change the estimated useful life for trailers from ten to fifteen years to more closely approximate the useful life of such assets. The effect of this change was to decrease the net loss for 1996 by $103,000 ($.01 per share), summarized as follows:

       Effect of life of trailers    $ 154,000
         Less: Tax effect of change     51,000
                                     _________
       Decrease in net loss          $ 103,000
                                     =========

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     DISPOSITION OF SUBSIDIARY

In January 1992, the Company sold its wholly owned subsidiary which operated the "One-Call Business." The transaction was valued at approximately $900,000 which included $200,000 in cash, a note receivable for $485,000 payable in monthly installments over seven years, 60,000 shares of the Company's common stock, and an agreement requiring the purchaser to pay an additional $125,000 in the future. The transaction resulted in an approximate gain of $192,000 which is being recognized over the term of the note (through February 1998). $32,000, $50,000 and $27,000 of such gain was recognized in 1996, 1995 and 1994, respectively. The balance of the note receivable and the additional amount due in the future was $195,000 and $290,000 at December 31, 1996 and 1995,
respectively. The long-term portion of such amounts due at December 31, 1995 ($197,000) is included in Other Assets on the Consolidated Balance Sheet and the current portion of such amounts is included in Accounts Receivable ($93,000). The amounts due were collected in full in February, 1997 and are therefore included only in Accounts Receivable at December 31, 1996.

5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                           December 31,
                                    ___________________________

                                        1996           1995
                                    ____________   ____________
     Transportation equipment       $ 15,746,000   $ 18,336,000
     Land and buildings                  624,000      1,952,000
     Furniture and fixtures              700,000        712,000
     Other                               252,000        282,000
                                      ____________   ____________
                                     $ 17,322,000   $ 21,282,000

     Less: Accumulated depreci-
                ation and
                amortization            9,044,000      9,742,000
                                      ____________    ___________
                                     $  8,278,000   $ 11,540,000
                                      ============    ===========

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LONG-TERM OBLIGATIONS

Long-term obligations consist of  the following:

                                              December 31,
                                       _________________________
                                           1996           1995
                                        ___________   ___________
Series of notes payable, collateralized
by transportation equipment, due in
monthly installments totaling $33,058
through November 11, 2000, including
interest at fixed rates between 8.50%
and 10%                                 $ 1,129,000   $ 1,313,000

Series of notes payable, collateralized
by transportation equipment, due in
monthly installments through August 31,
2000, totaling $55,698 plus interest at
the London Interbank Offering Rate plus
4.60% (9.975% at December 31, 1996)       2,386,000     2,748,000

Note payable, collateralized by real
estate, due in monthly installments
of $5,354 through March 18, 1999,
including interest at 8.04%                     -         509,000

Note payable due in monthly install-
ments of $3,187 through February 21,
1996, including interest at 10%,
collateralized by real estate                   -           3,000

Note payable, collateralized by
transportation equipment, due in
monthly installments through
September 30, 1997, of $83,333 plus
interest at the London Interbank
Offering Rate plus 4.55% (9.925%
at December 31, 1996)                      832,000      1,532,000

Series of notes payable, collateralized
by transportation equipment, due in
monthly installments totaling $6,622
through February 28, 1997, including
interest at 8.01%                            7,000         83,000

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     LONG-TERM OBLIGATIONS (Continued)
Note payable, collateralized by trans-
portation equipment, due in monthly
installments through September 6, 1999,
of $5,164, including interest at 10.50%   148,000        191,000

Series of notes payable, collateral-
ized by equipment, due in monthly
installments totaling $664 through
May 10, 1997, including interest at
12.02% and 12.39%                           3,000         10,000

Note payable collateralized by trans-
portation equipment, due in monthly
installments of $2,202 through
March 13, 2000, including interest
of prime plus 2.5% (11.50% at
December 31, 1996)                         76,000         87,000

Note payable collateralized by trans-
portation equipment, due in monthly
installments of $8,189 through
April 10, 2000, including interest
at 9.50%                                  274,000        343,000

Note payable to bank under Credit
Agreement, collateralized by inven-
tories, receivable and contract
rights due April 30, 1996, with
monthly interest payments at the
national prime rate of interest
plus 3% (11.50% at December 31,
1995).                                        -         1,549,000

Note payable under Credit Agreement,
collateralized by accounts receivable,
deposit accounts and certain tangible
assets due February 6, 1998, with
monthly interest payments at the
prime rate announced by The Chase
Manhattan Bank, N.A. plus 1.875%
(10.13% at December 31, 1996).         2,488,000          -

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     LONG-TERM OBLIGATIONS (Continued)
Note payable Shareholder, collat-
eralized by real estate, due on
demand or on February 1, 2001,
including interest at 11.00%               172,000          -

Capital lease obligation, collat-
eralized by equipment, payable in
monthly installments of $7,122
through December 31, 1999                  172,000          -

Note payable, collateralized by
transportation equipment, due in
monthly installments, through
August 8, 1998, of $682, including
interest at 13.60%                          12,000          -
                                       ___________    ___________
                                       $ 7,699,000    $ 8,368,000
Less: Current maturities                 7,306,000      2,126,000
                                       ___________    ___________
                                       $   393,000    $ 6,242,000
                                       ===========    ===========

At December 31, 1996, the aggregate yearly maturities due on long-term obligations are as follows:

                             Year Ending
                             December 31,       Total
                             ___________     ____________
                             1997            $ 7,306,000
                             1998                229,000
                             1999                140,000
                             2000                 24,000
                                             ___________
                                             $ 7,699,000
                                             ===========

In February 1996, the Company entered into a Credit Agreement which replaced a previous agreement and provides for a $3,000,000 line of credit for working capital purposes and letters of credit. The note

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     LONG-TERM OBLIGATIONS (Continued)

underlying this portion of this credit facility bears interest at the prime rate announced by The Chase Manhattan Bank, N.A. plus 1.875% and is collateralized by accounts receivable, deposit accounts and certain intangible assets. The interest on this note is payable monthly, and principal payments are made as accounts receivable are collected. The note is due February 6, 1998 and there are no financial covenants associated with the Agreement. At December 31, 1996, the Company was in default of certain Associates Commercial Corporation ( ACC ) debt covenants regarding timely annual financial reporting and current debt payments with other creditors and the $2,488,000 balance outstanding has been classified as current maturities of long-term obligations.

At December 31, 1996 the Company had a net bank overdraft of $397,000. This overdraft was paid by the Company's line of credit in January, 1997. This amount is included in Accounts Payable on the Consolidated Balance Sheet.

Information regarding the Company's borrowings under the separate
Credit Agreements for 1996, 1995, and 1994 is as follows:

  * Balance outstanding at December 31, 1996, 1995 and 1994 was $2,488,000, $1,549,000, and $994,000, respectively.

  *    The weighted average interest rate during each year ended
       December 31, 1996, 1995, and 1994 was 10.26%, 11.21%, and
       8.58%, respectively.

  * The maximum outstanding during 1996, 1995, and 1994 was $3,089,000, $1,784,000, and $1,095,000, respectively.

  * The average amount outstanding for 1996, 1995, and 1994 was $2,462,000, $944,000, and $666,000, respectively.

  * The weighted average interest rate at December 31, 1996, 1995, and 1994 was 10.13%, 11.50%, and 10.50%,
       respectively.

The Company s transportation subsidiary has an equipment lending arrangement with ACC under which the Company owed approximately $1,205,000 at December 31, 1996. The Company was unable to make its scheduled payments for September, October, and November 1996; however, ACC agreed to defer these three months' principal payments to the end of the respective notes. At December 31, 1996, the Company was in default of certain ACC debt covenants regarding timely annual financial reporting and current debt payments with other creditors, and the $1,205,000 balance outstanding has been classified as current maturities of long-term obligations.

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     LONG-TERM OBLIGATIONS (Continued)

The Company s transportation subsidiary has another equipment financing arrangement with The CIT/Equipment Financing Group, Inc. ( CIT ). As of December 31, 1996, the principal amount owing to CIT for the purchase of transportation equipment is $3,218,000. The Company has been unable to make its regular monthly principal payments since August 1996, and as a result, the Company received a letter dated October 28, 1996 from CIT stating that the Company was in default for the past due principal payments in the amount of $351,638.46 and that this amount must be paid by October 31, 1996. The Company has been negotiating with CIT regarding possible cure of its default on the equipment loans; however, the Company and CIT have not reached a formal agreement. The Company continues to pay monthly interest payments as well as principal payments when the Company is able. Additionally, the Company has liquidated certain transportation equipment that secured CIT s loans and has used the proceeds to reduce the outstanding balance of such loans. As a result of the default with CIT, the Company has reclassified approximately $1,799,000 from long-term obligations to current maturities of long-term obligations.

In the event the Company cannot reach an acceptable agreement with CIT to cure the Company s default, the Company does not have sufficient liquidity or available resources which would enable it to immediately repay the debt to CIT, and therefore, should such agreement with CIT not be reached, the Company would need to be granted time by CIT to sell certain assets that secure the CIT loan in a manner in which such sale would not be detrimental to the Company or seek external sources of financing to make repayment to CIT; or if no resolution can be reached with CIT or if the Company is unable to obtain financing to repay CIT, the Company would have to consider taking steps necessary to protect itself from actions that CIT could take against the Company, such as requesting the appropriate court to protect the Company from its creditors.

The Company is searching for a new equipment lender to replace CIT and has received a proposal letter from a lender which lender would replace all equipment loans as well as the Company s working capital line of credit. This proposed loan has been approved by the lender s credit committee; however, closing of the proposed loan is still subject to further due diligence being conducted by such lender to its satisfaction, a determination by such lender that the Company has collateral in an amount satisfactory to such lender, and to the finalization of definitive loan documents.

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On February 21, 1991, options for the purchase of 175,000 shares of common stock were granted to certain key employees of the Company at a price of $.50 per share. These options become exercisable in equal installments between the first anniversary date and the expiration date of the options (February 21, 1996). Options for 170,000 shares have been canceled due to employees' terminations and expiration of the vesting period and options for 5,000 shares were exercised in August 1992. At December 31, 1996, there were no options outstanding.

Options for 141,500 shares of common stock were granted to certain employees at an exercise price of $.46 per share. These options were granted on May 3, 1994 and become exercisable in equal installments between the first anniversary date and the expiration date of the options (May 3, 1999). Options for 97,500 shares have been canceled due to employee terminations. At December 31, 1996, options for 20,000 shares are exercisable at $.46 per share.

The Company is required to keep a sufficient number of shares available to meet the requirements of the option agreement in the form of either treasury stock or authorized and unissued stock.

As of December 31, 1993, 132,500 total shares were outstanding at a weighted average exercise price of $.93. The total shares canceled during 1994 had a weighted average exercise price of $.85. The option activity from December 31, 1994 to December 31, 1996 was all at a weighted average exercise price of $.46.

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     STOCK OPTIONS (Continued)

A summary of transactions of the incentive stock option plan is as follows:
                                           Number of Shares
                                      ___________________________
                                        1996     1995      1994
                                      _______  _______   _______
  Outstanding at beginning of year     55,500  111,500   132,500
  Granted                                  -        -    141,500
  Exercised                                -        -         -
  Canceled                             11,500   56,000   162,500
                                       _______  ________  _______

  Outstanding at end of year           44,000   55,500   111,500
                                       =======  ========  =======

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", which encourages companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to value stock options using the method as prescribed by APB Opinion No. 25, "Accounting For Stock Issued to Employees". The Company granted no options during 1996 or 1995; and, therefore, pro forma disclosures of compensation costs, as outlined in SFAS 123, are not required.

8.     INCOME TAX EXPENSE (BENEFIT)

Tax expense (benefit) consists of the following:

                                    Years Ended December 31,
                                 _______________________________
                                    1996       1995      1994
                                 __________  ________  _________
  Current Expense (Benefit)
     Federal                     $  13,000  $(191,000) $ 41,000
     State                          (9,000)   (55,000)   27,000
                                  __________  ________  ________
     Total Current                   4,000   (246,000)   68,000

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     INCOME TAX EXPENSE (BENEFIT) (Continued)
Deferred Expense (Benefit)
     Federal                   (615,000)    69,000    21,000
     State                     (109,000)    81,000   (16,000)
                              __________  ________  ________
     Total Deferred            (724,000)   150,000     5,000
                              __________  ________  ________
       Total                  $(720,000)  $(96,000) $ 73,000
                              ==========  ========  ========

The income tax provision reconciled to the tax computed at the statutory Federal rate was:

                                     Years Ended December 31,
                                   ______________________________
                                      1996       1995      1994
                                   __________  ________  _________
  Tax expense (benefit) at
     statutory rate                $(641,000) $(155,000)  $ 52,000
  State income taxes                 (98,000)    25,000     11,000
  Other                              (18,000)   (19,000)        -
  Non-deductible items                 1,000     11,000     10,000
   Graduated rate differential            -     42,000          -
                                   _________   ________   ________
                                   $(720,000) $ (96,000) $  73,000
                                   =========   ========  =========

Amounts of deferred tax assets and deferred tax liabilities at December 31, 1996 and December 31, 1995 are as follows:

                                        December 31,
                                     ___________________
                                        1996      1995
                                     _________ ________
  Deferred Tax Assets
     Alternative minimum tax
        credit carryforward          $ 105,000 $ 61,000
     Net operating loss
        carryforward                   743,000        -
     Accrued liabilities                 9,000   21,000
     Allowance for doubtful
        accounts                        20,000   34,000

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     INCOME TAX EXPENSE (BENEFIT) (Continued)
      Accrued items not currently
        deductible for tax                 16,000       79,000
                                         _________    _________
  Deferred tax assets                      893,000      195,000

  Deferred Tax Liabilities
     Excess financial accounting
       basis over tax basis
       of fixed assets                 (1,534,000)  (1,560,000)
                                       ___________  __________
  Net deferred tax liabilities        $  (641,000) $(1,365,000)
                                       ===========  ===========

At December 31, 1996 the Company has income tax refunds of $9,000 for taxes paid in prior years, resulting from the net operating loss carryback provisions of the Internal Revenue code. These amounts are included in Other Current Assets on the Consolidated Balance Sheet. The Company has net operating loss carryforwards of approximately $1,855,000 which can be used to offset future taxable income and will expire in 2011.

9.     RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH PROVIDED
BY OPERATING ACTIVITIES

The reconciliation of net earnings (loss) to net cash provided by (used in) operating activities for the years ended December 31, 1996, 1995, and 1994, is as follows:

                                      Years Ended December 31,
                                  _______________________________
                                     1996        1995       1994
                                   __________   ________   ________
  Net Earnings (Loss)            $(1,165,000)  $(362,000) $ 80,000
  Adjustments to reconcile
    net earnings (loss)to net
    cash provided by (used
    in) operating activities:

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH PROVIDED
BY OPERATING ACTIVITIES (Continued)
   Depreciation and
      amortization             1,731,000    1,899,000  2,005,000
   (Gain)loss on sale
      of property                224,000       (3,000)   (96,000)
   Gain on sale
      of subsidiaries            (32,000)     (50,000)   (34,000)
   Write-off of uncollectible
     accounts                    159,000       41,000     38,000
   Change in assets and
     liabilities, net of
     effects of purchases
     of businesses:
     (Increase) decrease in
       accounts receivable      (651,000)      20,000  (1,003,000)
      (Increase) decrease in
       prepaid expenses         (235,000)    (250,000)     73,000
      (Increase) decrease in
       other current assets      419,000     (393,000)     61,000
      Increase (decrease) in
       accounts payable and
       accrued liabilities      (145,000)     266,000     196,000
   Deferred income taxes        (724,000)     150,000       5,000
   Other                          (3,000)          -        4,000
                               __________   __________  __________
                               $ (422,000)  $1,318,000 $1,329,000
                               ==========   =========== ==========

10.    COMMITMENTS AND CONTINGENCIES

At December 31, 1996, the Company had outstanding letters of credit of $216,000. The letters of credit serve as security to obtain licenses in certain states for uninsured workman's compensation deposits and for performance of services. A certificate of deposit in the amount of $222,000, including interest, has been pledged as collateral for the letters of credit. Such letters of credit reduce the amounts which can be drawn under the Company's $3,000,000 line of credit (Note 6).

The Company is partially uninsured on its workers' compensation insurance for Oklahoma employees. The Company s retention under this plan is $500,000, after which coverage under the excess

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    COMMITMENTS AND CONTINGENCIES (Continued)

workers' compensation insurance plan becomes effective.  The
Company accrues estimated losses monthly based on a review of claims filed and claims incurred but not reported. The claim expense incurred under the partially uninsured workers' compensation plan was $118,000, $133,000 and $58,000 for 1996, 1995 and 1994, respectively.

The Company is also partially uninsured for its employee group health insurance coverage. Under this program, the Company is liable for up to of $35,000 per covered person per year with an aggregate liability not to exceed $450,000 per year for the total group. The excess insurance coverage becomes effective when the aforementioned limits are reached. The Company accrues estimated losses monthly based on a review of claims filed and claims incurred but not reported. The claim and premium expense incurred under the Company's partially uninsured group health insurance plan was $285,000, $233,000 and $250,000 for 1996, 1995 and 1994,
respectively.

The Company leases transportation terminals, office space and transportation equipment under operating lease arrangements. The following is a schedule by year of future minimum lease payments under these operating leases.

                             Year Ending
                             December 31,        Total
                             ___________      ___________
                                 1997          $485,000
                                 1998           456,000
                                 1999           451,000
                                 2000            92,000
                                 2001            10,000
                                              _________
                                             $1,494,000
                                              =========

Total lease expense for the years ended December 31, 1996, 1995, and 1994 was approximately $538,000, $135,000, and $113,000, respectively.

The Company provides an employee savings plan ("401-K Plan") for its employees. The 401-K Plan provides for employee contributions, and further provides the Company may, at its discretion, make a matching contribution to the 401-K Plan in an amount determined by the Company. If the Company decides to make

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    COMMITMENTS AND CONTINGENCIES (Continued)

any matching contribution, such match will be allocated only to employee participants who make a salary reduction contribution of at least 5% of their compensation. Under the Company's Plan, up to 10% of the fair market value of the Plan's assets may be used to purchase company stock. The Plan purchased 57,915, 67,824, and 76,662, shares for $9,000, $16,000, and $22,000 in 1996, 1995, and
1994, respectively. There was no Company contribution to the 401-K Plan for 1996, 1995, or 1994.

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

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    COMMITMENTS AND CONTINGENCIES (Continued)

The Texas Workers' Compensation Fund has requested additional workers' compensation premiums totaling $69,000 based upon salaries of drivers carried under the Oklahoma self-insurance policy. The Company believes the drivers are not Texas employees because they were interstate drivers hired and controlled through the Oklahoma office. Although the ultimate impact of this matter is unknown, the Company does not believe the final outcome will have a material adverse impact on the Company's financial position or results of operations.

The Company, among other defendants, has been sued by parties alleging that the Company's transporting of certain hazardous waste materials to a waste disposal well in Smith County, Texas, was negligent in not ensuring the owner properly operated the disposal facility. The lawsuit alleges joint and several liability for all defendants for actual and punitive damages of an unspecified amount. This matter is in the early stages and discovery has not commenced. However, the Company intends to vigorously defend itself and, although the ultimate outcome is unknown, the Company believes the final resolution will not have a material adverse impact on the Company's financial position or results of operations.

The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration available insurance coverage, legal counsel s evaluation of such actions, and other relevant information, management is of the opinion that their outcome will not have a significant effect on the Company s consolidated financial position or results of operations.

11.    RELATED PARTY TRANSACTIONS

During 1995 and 1994, the Company purchased certain fixed assets totaling approximately $147,000, and $187,000, respectively from a company partially owned by a director and officer of the Company. In February 1996, an officer and director loaned the Company $195,000 bearing interest at 11% per annum. The principal balance of the loan is payable on demand, but no later than February 1, 2001, with interest payable monthly. The loan was for working capital purposes and is secured by a mortgage on the Company s property in Oklahoma City, Oklahoma. The outstanding balance on this loan at December 31, 1996 was $172,000.

                            AMETECH, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.    ACQUISITION OF ASSETS OF SMITH SYSTEMS TRANSPORTATION, INC.

In June 1996, the Company began renting two roll-off trailers from an officer and director of the Company for a total of $3,300 per month. The Company paid $23,100 in rental charges in 1996.

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

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    ACQUISITION OF DWIGHT TRUCKING, INC.

Effective July 1, 1995, the Company acquired a waste transporter, Dwight Trucking, Inc. ("Dwight"), located in Bakersfield, California. The purchase price was approximately $1,204,000 and has been accounted for as a purchase transaction. As a result the Company has allocated the total cost of the acquisition to the acquired assets and assumed liabilities, based on their relative fair values. The results of operations of Dwight have been included in the Company s consolidated financial statements since July 1, 1995. Cost in excess of the net assets acquired was approximately $323,000 and the net unamortized value of $292,000 is included in other assets at December 31, 1996.

In addition, the Company leased from the sellers of the Dwight stock a transportation terminal located in Bakersfield, California, utilized by Dwight, for a period of five years, at a rental of $2,900 per month, with an option to extend for another five-year term at a rental of $2,900 per month adjusted for cumulative increase in the consumer price index for the Southern California Region from commencement of the initial five-year lease term.

The following summarized pro forma unaudited information assumes the acquisition had occurred on January 1, 1994:

                                Years Ended December 31,
                                    1995         1994
                                ___________  ____________
Revenues                        $ 18,604,000 $ 16,883,000
                                ===========  ============
Net earnings (loss) before
  cumulative effect of change
  in accounting method             (508,000)      9,000
                                ===========  ============
Net earnings (loss)                (376,000)      9,000
                                ===========  ============
Earnings (loss) per share
  before cumulative effect of
  change in accounting method   $     (0.04)  $       0.00
                                ===========  ============
Earnings (loss) per share       $     (0.03)  $       0.00
                                ===========  ============

                               -60

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    SUBSEQUENT EVENT

The Company has reached an agreement in principle to acquire from Sullivan Trucking Company, a hazardous waste transporter, certain customer lists, goodwill, inventory, and other business aspects. Upon closing of this transaction, the Company will give Sullivan 1,309,221 shares of the Company s common stock.

15.    REALIZATION OF ASSETS

The Company has experienced recurring operating losses, with a loss of $1,165,000 occurring in 1996. The Company is in violation of its debt covenants and became delinquent on certain debt payments
(NOTE 6) which constitute conditions of default and make the balance currently due and payable.

The Company's ability to continue as a going concern is contingent upon its ability to maintain adequate financing and attain profitable operations. The financial statements do not include any adjustments relating to the recoverability or classification of asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Although management of the Company believes it may obtain additional financing, there is no assurance that the company will be able to achieve or maintain profitability.

  (a)(3) Exhibits. The Company files the following exhibits with this report:

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

  10(e).    Non-Competition Agreement, dated December 2, 1992,
between the Company and Laidlaw Transportation, Inc., which has been filed as Exhibit 2.3 to the Company's 8-K dated December 2, 1992, and is incorporated herein by reference.

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

  10(h).    Second Amendment to Loan and Security Agreement dated
September 22, 1994, between the CIT Group/Equipment Financing, Inc. and Environmental Transportation Services, Inc. has been filed as
Exhibit 10(l) to the Company's Form 10-K for the year ended
December 31, 1994, and is hereby incorporated by reference.

  10(i).    Third Amendment to Loan and Security Agreement dated
March 7, 1995, between the CIT Group/Equipment Financing, Inc. and Environmental Transportation Services, Inc. has been filed as
Exhibit 10(m) to the Company's Form 10-K for the year ended
December 31, 1994, and is hereby incorporated by reference.

  10(j).    Guaranty Agreement dated August 27, 1993, between the
CIT Group/Equipment financing, Inc. and AMETECH, Inc., which has been filed as Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

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

  10(m).    First Amendment to Promissory Note to CIT Group/
Equipment Financing, Inc., which has been filed as Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference.

  10(n).    Note and Security Agreement between NationsBanc Leasing
Corporation and Environmental Transportation Services, Inc., dated December 17, 1992, which has been filed as Exhibit 10(m) to the Company's Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

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

  10(r).    Change in Terms Agreement between First Interstate Bank
of Texas, N.A. and Environmental Transportation Services, Inc., dated March 25, 1994, has been filed as Exhibit 10(u) to the Company's Form 10-K for the year ended December 31, 1994, and is hereby incorporated by reference.

  10(s).    Transportation Accounts Financing and Security
Agreement, dated February 6, 1996, between Associates Commercial
Corporation and Environmental Transportation Services, Inc., filed as Exhibit 10(r) to the Company's Form 10-K for the year ended
December 31, 1995, and is hereby incorporated by reference.

  10(t).    Equipment Lease Agreement between Environmental
Transportation Services, Inc. and Sullivan's Trucking Co., Inc., dated March 1, 1996, has been filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference.

  10(u).    Equipment Lease Agreement between Environmental
Transportation Services, Inc. and Sullivan's Trucking Co., Inc., dated March 1, 1996, has been filed as Exhibit 10.2 to the

Company's Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference.

  10(v).    Letter from Associates TransCapital Services to
Environmental Transportation Services, Inc., dated June 6, 1996, which has been filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference.

  10(w).    Letter from Associates TransCapital Services to
Environmental Transportation Services, Inc., dated December 5, 1996, which was filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996, and is incorporated herein by reference.

  10(x).    Fifth Affirmation, Extension and Amendment of Guaranty
from the Company to CIT Group/Equipment Financing, Inc., which has been filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference.

  10(y).    Letter from CIT Group to the Company, dated August 16,
1996, which was filed as Exhibit 4.5 to the Company's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference.

  21.  Subsidiaries of the Company.

  23.  Consent of Experts.

  27.  Financial Data Schedule

  99. Letter from Congress Financial Corporation (Southwest) to the Company

       (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the year ended
December 31, 1996.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 24th day of June, 1997.

                           AMETECH, Inc.


                           By: /s/ Carl B. Anderson, Jr.
                              _____________________________
                               Carl B. Anderson, Jr.
                               President
                               (Chief Executive Officer)


                           By:  /s/ Kerry Willingham
                              _____________________________
                               Kerry Willingham
                               Vice President and
                               Chief Financial Officer
                               (Principal Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned has signed this report on behalf of the Company, in the capacities and on the dates indicated:



Dated:  June 24, 1997    By:  /s/ Carl B. Anderson, Jr.
                         _____________________________________
                          Carl B. Anderson, Jr.
                          Chairman of the Board


Dated:  June 24, 1997    By:  /s/ James E. Brown
                         _____________________________________
                          James E. Brown, Director


Dated:  June 24, 1997    By:  /s/ Jay Edwards
                         _____________________________________
                          Jay Edwards, Director


Dated:  June 24, 1997    By:  /s/ Allen G. Poppino
                         _____________________________________
                          Allen G. Poppino, Director

BALL:\A-C\AMETECH\10K\1996\10K.96