Form 10-Q
period 1997-03-31
AMETECH INC
filed 1997-08-12
CIK 1969

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  March 31, 1997

                                    or

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

                              (405) 677-8781
                              ______________

Former name, former address, and former fiscal year, if changed since last report:

                                   None
                                 ________

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period of that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days.
YES  X      NO
   ____       ____

As of July 30, 1997, the Registrant had 13,817,121 shares of common stock issued and outstanding (excluding 115,000 shares of common stock held as treasury stock).

                        FORM 10-Q OF AMETECH, INC.

                             TABLE OF CONTENTS



                                  PART I
                           FINANCIAL INFORMATION

                                                              Page
                                                              ____
Item 1.        Financial Statements....................        1


Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.........................       13


                                  PART II
                             OTHER INFORMATION

Item 2.        Change in Securities ...................       18

Item 6.        Exhibits and Reports on Form 8-K........       18



SIGNATURES     ........................................       20
                                  PART I

                           FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ____________________

The accompanying Consolidated Balance Sheet as of March 31, 1997, and the related Statements of Operations and Retained Earnings and Statements of Cash Flows for the three month periods ended
March 31, 1997, and 1996 are unaudited. In the opinion of management, all appropriate adjustments have been included. Such adjustments consisted primarily of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the interim period. Interim results are not necessarily indicative of results for a full year. The condensed Financial Statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes; therefore, these Financial Statements should be read in conjunction with the Notes to the Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which are incorporated herein by reference.

                      AMETECH, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                      March 31,        December 31,
                                        1997               1996
                                     ____________      ___________
                                     (unaudited)

                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents            $     1,000      $    10,000
  Certificate of deposit                   122,000          222,000
  Accounts receivable                    3,698,000        4,074,000
  Prepaid expenses                       1,002,000          664,000
  Other                                    270,000          227,000
                                        __________      ___________
     Total Current Assets                5,093,000        5,197,000
                                        __________      ___________

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation
  of $8,424,000 and $9,044,000 at
  March 31, 1997, and December 31,
  1996, respectively                     7,373,000        8,278,000
                                       ___________      ___________

OTHER ASSETS, net of accumulated
  amortization of $365,000 and
  $347,000 at March 31, 1997,
  and December 31, 1996,
  respectively                             339,000         346,000
                                       ___________      ___________


                                      $12,805,000       $13,821,000
                                       ===========      ===========






               The accompanying notes are an integral part
                      of these financial statements.

                        AMETECH, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)
                                             March 31,      December 31,
                                               1997            1996
                                           ____________     ___________
                                            (unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                  ____________________________________
CURRENT LIABILITIES:
 Accounts payable and accrued
   liabilities                               $ 2,137,000    $ 1,697,000
 Current maturities of long-term
   obligations                                 6,314,000      7,306,000
                                              ___________    ___________
     Total Current Liabilities                 8,451,000      9,003,000
                                              ___________    ___________

DEFERRED INCOME TAXES                            641,000        641,000
                                              ___________    ___________

LONG-TERM OBLIGATIONS, net of current
  maturities                                     333,000        393,000
                                              ___________    ___________

STOCKHOLDERS' EQUITY:
  Common stock of $.01 par value;
    25,000,000 shares authorized at
    March 31, 1997, and December 31,
    1996;
    13,932,121 shares issued at
    March 31, 1997, and December 31,
    1996, respectively                            139,000        139,000
  Additional paid-in capital                    2,994,000      2,994,000
  Retained earnings                               356,000        760,000
                                              ___________    ___________
                                                3,489,000      3,893,000

Less - Treasury Stock (115,000 shares
  at March 31, 1997, and December 31,
  1996)                                           109,000        109,000
                                              ___________    ___________
    Total Stockholders' Equity                  3,380,000      3,784,000
                                              ___________    ___________

                                             $ 12,805,000   $ 13,821,000
                                              ===========    ===========

                 The accompanying notes are an integral part
                        of these financial statements.

                      AMETECH, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                (UNAUDITED)

                                            Three Months Ended
                                                 March 31,
                                        ___________________________
                                           1997            1996
                                        ___________    ___________
REVENUES                                 $ 4,130,000    $ 4,310,000
                                         ___________    ____________

COSTS AND EXPENSES:
  Operating costs                          3,398,000      3,538,000
  General and administrative expense         477,000        609,000
  Depreciation and amortization              304,000        495,000
  Interest expense                           184,000        213,000
  Other expense (income), net               171,000       (102,000)
                                         ___________    ___________
                                           4,534,000      4,753,000
                                         ___________    ___________

LOSS BEFORE INCOME TAXES                    (404,000)      (443,000)
                                         ___________    ___________

INCOME TAX EXPENSE (BENEFIT):
  Current                                        -         (201,000)
  Deferred                                       -           34,000
                                         ___________    ___________
                                                 -         (167,000)
                                         ___________    ___________

NET LOSS                                    (404,000)      (276,000)

RETAINED EARNINGS AT BEGINNING
  OF PERIOD                                  760,000      2,287,000
                                         ___________    ___________

RETAINED EARNINGS AT END OF PERIOD       $   356,000    $ 2,011,000
                                         ===========    ===========
LOSS PER COMMON SHARE:
  Loss per common share                  $     (0.03)   $     (0.02)
                                         ===========    ===========
  Weighted average shares outstanding     13,817,121     13,776,600
                                         ===========    ===========

                The accompanying notes are an integral part
                       of these financial statements.

                       AMETECH, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                            Three Months Ended
                                                 March 31,
                                        ___________________________
                                             1997         1996
                                        ____________   ____________
Cash Flows From Operating Activities:
  Cash collected from customers          $ 4,368,000     $ 4,043,000
  Interest paid                             (184,000)       (213,000)
  Interest received                            2,000          11,000
  Cash paid to employees and other
    suppliers of goods and services       (3,795,000)     (4,614,000)
  Income taxes refunded (paid)                (7,000)         50,000
                                         ___________      ___________
Net Cash Provided by (Used in)
  Operating Activities                       384,000        (723,000)
                                         ___________      ___________

Cash Flows From Investing Activities:
  Additions to property and equipment        (59,000)       (256,000)
  Proceeds from disposal of equipment        435,000         153,000
  Capitalized costs for West Coast
    operation                                 (4,000)              0
  Liquidation of certificate of deposit      100,000               0
  Payments received on notes receivable      187,000          27,000
                                         ___________     ___________
Net Cash Provided by (Used in)
  Investing Activities                       659,000         (76,000)
                                         ___________     ___________

Cash Flows From Financing Activities:
  Proceeds of long-term debt                       0       1,138,000
  Payments on long-term debt              (1,052,000)       (303,000)
  Sale of unissued stock                           0           5,000
                                         ___________     ___________
Net Cash Provided by (Used in)
  Financing Activities                    (1,052,000)        840,000
                                         ___________     ___________
Net Increase (Decrease) in Cash and
  Cash Equivalents                            (9,000)         41,000
                                        ___________     ___________
Cash and Cash Equivalents at
  Beginning of Period                         10,000          74,000
                                         ___________     ___________
Cash and Cash Equivalents at
  End of Period                          $     1,000     $   115,000
                                         ===========     ===========


                The accompanying notes are an integral part
                       of these financial statements.

                                   -5-

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

                     THREE MONTHS ENDED MARCH 31, 1997
                    __________________________________

1. The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

2.   EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective three-month periods. All outstanding stock options are considered anti-dilutive and are not included in the calculation for earnings per share.

3.   RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
     OPERATING ACTIVITIES

The reconciliation of net loss to net cash provided by operating activities for the three-month periods ended March 31, 1997, and 1996, is as follows:

                                                Three Months Ended March 31,
                                               ______________________________
                                                   1997             1996
                                               ____________     ____________
     Net Loss                                 $ (404,000)      $  (276,000)
       Adjustments to reconcile net loss
         to net cash provided by (used
         in) operating activities:
       Depreciation and amortization             304,000          495,000
       Gain on sale of subsidiary                (46,000)          (9,000)
       (Gain)loss on sale of property            231,000          (88,000)
       Change in assets and liabilities:
         (Increase) Decrease in accounts
           receivable                            229,000         (267,000)
         Increase in prepaid expenses           (338,000)        (886,000)
         (Increase) Decrease in other assets     (43,000)           6,000
         Increase in accounts payable and
           accrued liabilities                   447,000          336,000
       Deferred income taxes                           0          (34,000)
       Other                                       4,000                0
                                               __________        _________
                                              $   384,000      $ (723,000)
                                               ==========        =========

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

                     THREE MONTHS ENDED MARCH 31, 1997
                    __________________________________

4.   COMMITMENTS AND CONTINGENCIES

At March 31, 1997, the Company had outstanding letters of credit of $116,000. The letters of credit serve as security to obtain licenses in certain states for uninsured workman's compensation deposits and for performance of services. A certificate of deposit in the amount of $122,000, including interest, has been pledged as collateral for the letters of credit.

Until February 6, 1997, the Company was partially uninsured on its workers' compensation insurance for Oklahoma employees. The Company s retention under this plan was $500,000, after which coverage under the excess workers' compensation insurance plan becomes effective. The Company accrued estimated losses monthly based on a review of claims filed and claims incurred but not reported. There was no claim expense incurred under the partially uninsured workers' compensation plan for the three months ended March 31, 1997, and $27,000 was incurred for the three months ended March 31, 1996. In February, 1997, the Company ceased being partially uninsured on its workers' compensation insurance for its Oklahoma employees.

The Company was also partially uninsured for its employee group health insurance coverage until June 1, 1997. Under this self-insured program, the Company was liable for up to $35,000 per covered person per year with an aggregate liability not to exceed $450,000 per year for the total group. The excess insurance coverage becomes effective when the aforementioned limits are reached. The Company accrued estimated losses monthly based on a review of claims filed and claims incurred but not reported. The claim and premium expense incurred under the Company's partially uninsured group health insurance plan was $41,000 for the three months ended March 31, 1997, and $44,000 for the three months ended March 31, 1996. In June, 1997, the Company ceased being partially self-insured on its employee group health insurance.

The Company leases transportation terminals, office space and transportation equipment under operating lease arrangements. The following is a schedule by year of future minimum lease payments under these operating leases as of March 31, 1997:

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

                     THREE MONTHS ENDED MARCH 31, 1997
                    __________________________________


4.   COMMITMENTS AND CONTINGENCIES (Continued)

                             Year Ending
                             December 31,          Total
                         ____________________   ___________
                         Nine months beginning
                          April 1, 1997           $371,000
                                 1998              476,000
                                 1999              470,000
                                 2000               94,000
                                                ____________
                                                 $1,411,000
                                                =============

Total lease expense for the three months ended March 31, 1997, was approximately $151,000.

The Company has employment agreements with certain of its key employees which provide for salary continuation for a specified number of months upon a change of control of the Company. In addition, certain stock options to those employees immediately vest upon a change of control.

On January 3, 1992, seven individual plaintiffs filed a Petition against the Company's transportation subsidiary, Environmental Transportation Services, Inc. ("ETS"), and Dyna-Turn of Oklahoma Incorporated ("Dyna-Turn"), in the District Court of Oklahoma County. The seven plaintiffs, who were employees at a waste incineration facility in Miami, Oklahoma, claim that Dyna-Turn generated solid waste which was contaminated with toxic and hazardous chemicals, and that this solid waste was transported by ETS to the incineration facility for disposal. The plaintiffs claim that Dyna-Turn and ETS were engaged in ultra-hazardous activities during the generation and transportation of the waste, were negligent during the generation and transportation of the waste, and failed to warn the plaintiffs of the hazardous nature of the waste or of its harmful side effects. The plaintiffs claim they sustained personal injuries and lost earnings and are seeking unspecified actual damages in excess of $10,000 and punitive damages. The Company's insurance carrier has denied coverage for

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

                     THREE MONTHS ENDED MARCH 31, 1997
                    __________________________________


4.     COMMITMENTS AND CONTINGENCIES (Continued)

the plaintiffs' claims. The Company has instructed its attorneys to vigorously defend the litigation. The case involves facts yet unknown to the Company. The Company believes that ETS has valid defenses to the plaintiffs' claims, and while the ultimate resolution is unknown, management believes the final outcome will not have a material adverse impact on the Company's financial position or results of operations.

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

ETS and numerous other defendants have been sued in District Court, Tarrant County, Texas, by parties who allegedly live or work near a permitted hazardous waste disposal well in Smith County, Texas ("Disposal Well"). The plaintiffs have sued the owners of the Disposal Well, as well as all or substantially all generators of hazardous waste that disposed of such waste at the Disposal Well and transporters, such as ETS, that transported waste generated by others to the Disposal Well. The plaintiffs are alleging that the owners of the Disposal Well negligently operated the Disposal Well and that the generators of hazardous waste that was disposed of at the Disposal Well and transporters that transported waste generated by others to the Disposal Well were negligent in not ensuring the owner or owners properly operated the Disposal Well. The lawsuit alleges joint and several liability for all defendants for actual and punitive damages of an unspecified amount. This matter is in the early stages and discovery has not commenced. However, the Company intends to vigorously defend itself and, although the ultimate outcome is unknown, the Company believes the final resolution will not have a material adverse impact on the Company's financial position or results of operations.

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

                     THREE MONTHS ENDED MARCH 31, 1997
                    __________________________________


4.     COMMITMENTS AND CONTINGENCIES (Continued)

In August, 1996, a judgment of approximately $115,000, plus interest and costs, was entered against ETS in favor of Richard K. Larson ("Larson"), a former employee of ETS, in connection with a lawsuit involving allegations of breach of a consulting agreement between ETS and Larson. After the judgment was entered against ETS, ETS or Larson entered into a payment plan to pay such judgment ("Payment Plan"). ETS has paid approximately $35,000 toward satisfaction of the judgment, leaving approximately $80,000, plus interest and costs, remaining to be paid as of March 31, 1997. ETS has not made any payments under the Payment Plan since January, 1997. ETS is in the process of attempting to settle this matter, but such has not been resolved as of the date of this report. The Company plans to pay such judgment out of the proceeds of the loan from Congress Financial Corporation discussed in Note 5 of the Notes to Consolidated Financial Statements.

The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration available insurance coverage, legal counsel s evaluation of such actions, and other relevant information, management is of the opinion that their outcome will not have a significant effect on the Company s consolidated financial position or results of operations.

At March 31, 1997, the Company and ETS were in default under its revolving loan agreement and certain equipment lending agreements due to the Company's default under its payment obligations under certain of these loan agreements and the Company's failure to timely provide financial statements to certain lenders. As a result of such default, the Company reclassified approximately $3,948,000 to current maturities of long-term debt under current liabilities that would have otherwise been classified as long-term debt under generally accepted accounting principles. With the completion of the financing discussed in Note 5 to Notes to Consolidated Financial Statements on July 18, 1997, the Company paid all of the Company's and ETS' previous revolving line of credit and equipment loans, except for $225,000 to one equipment lender, and cured all defaults under such previous loan agreements. See Note 5 to Notes to Consolidated Financial Statements.

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

                     THREE MONTHS ENDED MARCH 31, 1997
                    __________________________________

4.     COMMITMENTS AND CONTINGENCIES (Continued)

The Company has reached an agreement in principle to acquire from Sullivan Trucking Company, Inc. ("Sullivan"), its customer list, goodwill, parts, supplies and other business aspects of Sullivan's hazardous waste transportation business. The Company and Sullivan have agreed in principle that, in addition to the lease agreements discussed below, the Company will pay Sullivan approximately 1.3 million shares of the Company's common stock for such customer list, goodwill, parts, supplies and other business aspects of Sullivan's hazardous waste transportation business. The Company and Sullivan are in the process of finalizing such purchase. Additionally, in March, 1996, ETS began leasing from Sullivan a certain number of hazardous waste tractors, trailers and rolloff boxes, and, under such lease, is paying Sullivan approximately $29,000 a month. Further, the Company leased from Sullivan its transportation terminal for a term of approximately four years at a rental of $3,800 per month.

5.     SUBSEQUENT EVENTS

On July 18, 1997, the Company and ETS completed and finalized an $11,000,000 financing package with Congress Financial Corporation
( Congress ), which replaced all of the Company s equipment loans and its revolving working capital line of credit. The financing includes a term loan of approximately $6,000,000 and a working capital revolving line of credit up to $5,000,000. The amount that may be borrowed under the working capital portion of the financing is based on 80% of outstanding eligible accounts receivable less certain reserves. At July 31, 1997, the Company had borrowings of $642,000 under this revolving working capital portion of the financing and had approximately $530,000 in availability under such working capital line of credit. The term loan is payable in sixty
(60) monthly installments, commencing August 1, 1997, of $93,333.33, plus accrued and unpaid interest. The loan agreement between Congress, the Company and ETS has a term of two years but may be extended for one additional year by Congress. Upon termination of the loan agreement, the then outstanding balance due under the term loan and working capital line of credit shall become due and payable. The proceeds of the term loan portion of this financing were used to repay the Company s previous working capital line of credit and equipment loans, except for $225,000 to one equipment lender as discussed below, and eliminated all previously disclosed defaults under these prior lending agreements.

                      AMETECH, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

                     THREE MONTHS ENDED MARCH 31, 1997
                    __________________________________


5.     SUBSEQUENT EVENTS (Continued)

Simultaneously with the closing of the Congress financing, the Company and ETS paid in full all of its then outstanding equipment loans and working capital line of credit, except for $225,000 due to CIT/Equipment Financing Group, Inc. ("CIT"). The $225,000 due CIT is evidenced by an unsecured promissory note and is subordinated to the amounts due Congress by the Company and ETS. Under the terms of the subordination agreement, no principal payments are to be made under the note and no interest is to be accrued under the note until [September 1, 1998]. After
[September 1, 1998], interest is to accrue under the note to CIT equal to 10% per annum, and ETS is to make principal payments of $10,000 per month, plus accrued interest, provided that there is no event of default by the Company and ETS under the Congress loan agreement and that the Company has at least $600,000 in availability under the revolving working capital line of credit with Congress. Within fifteen business days after payment of all amounts due Congress by the Company and ETS and termination of the loan agreement with Congress, the unpaid portion of the note to CIT is to be paid in full.

During 1996, Carl B. Anderson, Jr. ("Anderson"), CEO and President of the Company, loaned to ETS $195,000 ("Anderson Loan"). The Anderson Loan is secured by certain real estate owned by ETS. As a condition to finalizing the loan agreement with Congress, Anderson agreed to subordinate to Congress the repayment of the principal balance of such loan. However, as part of the Congress financing, ETS and Anderson agreed that the interest under the Anderson Loan would be increased to 14% per annum pursuant to the terms of a Second Amended and Restated Promissory Note ("Amended Note"). Under the subordination agreement with Congress, Anderson and ETS agreed that there would be no further principal payments under the Anderson Loan until such time as the Company's and ETS' obligations to Congress are paid in full, but that ETS may make interest payments to Anderson pursuant to the terms of the Amended Note. As of March 31, 1997, the unpaid principal amount due Anderson under such loan was $167,000, as compared to $162,000, as of July 31, 1997.

Item 2.     Management s Discussion and Analysis of Financial
            Condition and Results of Operations
       ________________________________________________________

Forward-Looking Statements
__________________________

Certain statements contained within this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995").

The forward-looking statements contained herein relate to anticipated financial performance, ability to comply with the Company's general working capital requirements, and all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this Form 10-Q, including, but not limited to, general economic conditions, material reduction in revenues, inability to collect in a timely manner a material amount of receivables, increased competitive pressures, overcapacity in the environmental transportation industry, changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, potential increases in equipment, maintenance, operating or labor costs, and management retention and development. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

The following Management's Discussion and Analysis should be read in conjunction with a review of the Company's March 31, 1997, Unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q.

Results of Operations
_____________________

Quarter Ended March 31, 1997, Compared to Quarter Ended March 31,
1996
___________________________________________________________________

The net loss for the quarter ended March 31, 1997 was $404,000, as compared to a net loss of $276,000 for the quarter ended March 31, 1996. This increase in net loss of $128,000 was primarily attributable to losses recognized on equipment sales. During the quarter ended March 31, 1997, the Company recognized losses of approximately $231,000 due to such equipment sales.

Total revenues were $4,130,000 and $4,310,000 for the quarters ended March 31, 1997 and 1996, respectively. This decrease of $180,000 was largely attributable to a decrease in transportation and related revenues of $126,000 due to: (1)lower volume resulting from operating fewer tractors during the first quarter of 1997 than the first quarter of 1996, and (2) a decrease in the running mile rate of $.06 per mile due to continuing competitive pressures.

Non-transportation related revenues decreased $54,000 from the first quarter of 1996 to the first quarter of 1997 due to decreased revenues generated by BMH Materials, Inc. ( BMH ), the Company s non-hazardous waste processing facility located in Green Cove Springs, Florida, which facility was sold in August 1996.

Operating costs were $3,398,000 and $3,538,000 for the first quarters of 1997 and 1996, respectively. This represents an increase of .2 percentage points when expressed as a percentage of total revenues.

Operating costs related to transportation services were $3,398,000 and $3,510,000 for the quarters ended March 31, 1997 and 1996, respectively. These amounts represent 82.3% and 82.5% of transportation and related revenues for the respective quarters of 1997 and 1996. This decrease in the percentage of operating costs to revenues from 1996 to 1997 is due largely to reduced variable transportation cost partially offset by the lower running mile rate as discussed earlier.

Operating costs associated with BMH decreased $28,000 from 1996 to 1997 due to the reduced activity as discussed earlier.

General and administrative expenses decreased $132,000 from 1996 to 1997 which represents a decrease of 2.6 percentage points when expressed as a percentage of revenues. This decrease was mainly attributable to the elimination of general and administrative costs associated with BMH as well as lower personnel and related costs.

Interest expense decreased $29,000 due to decreased debt.

Liquidity and Capital Resources
_______________________________

Working capital deficit decreased from a negative $3,806,000 at December 31, 1996 to a negative $3,358,000 at March 31, 1997. This decrease of $448,000 is due primarily to the reduction of current maturities of long-term obligations through the sales of tractors and trailers.

At March 31, 1997, and until completion of the Congress Loan, as defined below, the Company and ETS were in default under their revolving working capital line of credit and certain equipment loans. Such default was due to the failure by the Company and ETS to make debt payments under certain of their loan agreements and failing to timely file annual financial statements. This default situation resulted in reclassifying approximately $3,948,000 from long-term obligations to current maturities of long-term obligations under current liabilities. See Note 4 to Notes to Consolidated Financial Statements.

On July 18, 1997, the Company and ETS completed and finalized an $11,000,000 financing package with Congress Financial Corporation
( Congress ), which replaced all of the Company s equipment loans and its working capital line of credit. The financing includes a term loan of approximately $6,000,000 and a working capital line of credit up to $5,000,000 (collectively, "Congress Loan"). The amount that may be borrowed under the working capital portion of the financing is based on 80% of outstanding eligible accounts receivable less certain reserves. At July 31, 1997, the Company had borrowed approximately $642,000 under such revolving working capital line of credit and had approximately $530,000 in availability under the working capital portion of this financing. The proceeds of the term loan portion of this financing were used to repay the Company s previous line of credit and substantially all of the Company s then outstanding equipment loans, except for $225,000 to one equipment lender, and eliminated all previously disclosed defaults under these prior lending agreements. The term loan is to be repaid in sixty monthly installments, commencing August 1, 1997, of $93,333.33, plus accrued and unpaid interest. The loan agreement with Congress has a term of two years but may be extended for an additional year by Congress. Upon termination of the loan agreement, the then outstanding balance of the term loan and the working capital line of credit shall become due and payable. The revolving working capital portion of the loans from Congress is to bear an annual rate of interest of 1 1/2% above the prime rate and the term loan is to bear an annual rate of interest of 1 3/4% above the prime rate, with such increasing during the occurrence of an event of default. Under the terms of the loan agreement with Congress, the Company and ETS are limited as to the amount of capital expenditures that they may incur in any one year during the term of the Congress loan agreement.

Simultaneously with the closing of the Congress financing, the Company and ETS paid in full all of its then outstanding equipment loans and working capital line of credit, except for $225,000 due to CIT/Equipment Financing Group, Inc. ("CIT"). The $225,000 due CIT is evidenced by an unsecured promissory note and is subordinated to the amounts due Congress by the Company and ETS. Under the terms of the subordination agreement, no principal payments are to be made under the note and no interest is to be accrued under the note until August 30, 1998. After

                                -15

August 30, 1998, interest is to accrue under the note to CIT equal to 10% per annum, and ETS is to make principal payments of $10,000 per month, plus accrued interest, provided that there is no event of default by the Company and ETS under the Congress loan agreement and that the Company has at least $600,000 in availability under the revolving working capital line of credit with Congress. Within fifteen business days after payment of all amounts due Congress by the Company and ETS and termination of the loan agreement with Congress, the unpaid portion of the note to CIT is to be paid in full.

During 1996, Carl B. Anderson, Jr. ("Anderson"), CEO and President of the Company, loaned to ETS $195,000 ("Anderson Loan"). The Anderson Loan is secured by certain real estate owned by ETS. As a condition to finalizing the loan agreement with Congress, Anderson agreed to subordinate to Congress the repayment of the principal balance of such loan. However, as part of the Congress financing, ETS and Anderson agreed that the interest under the Anderson Loan would be increased to 14% per annum pursuant to the terms of a Second Amended and Restated Promissory Note ("Amended Note"). Under the subordination agreement with Congress, Anderson and ETS agreed that there would be no further principal payments under the Anderson Loan until such time as the Company's and ETS' obligations to Congress are paid in full, but that ETS may make interest payments to Anderson pursuant to the terms of the Amended Note. As of July 31, 1997, the principal amount owing to Anderson under the Anderson Note was $162,000, as compared to $167,000 as of March 31, 1997.

The Company's accounts payable continued to age beyond normal terms prior to the consummation of the Congress Loan. As of March 31, 1997, the Company's accounts payable in excess of sixty days were approximately $96,000 and in excess of ninety days were approximately $159,000. As of July 31, 1997, following application of the proceeds from the Congress Loan, the Company's accounts payable in excess of sixty days were approximately $71,000 and in excess of ninety days were approximately $111,000.

In 1996, a judgment of approximately $115,000, plus interest and costs, was entered against ETS in favor of Richard K. Larson, a former employee, in a case involving Mr. Larson ("Larson Case"). The Larson Case alleged breach of a consulting agreement between ETS and Mr. Larson. Pursuant to the terms of a structured payment plan agreed to by ETS and Mr. Larson ("Payment Plan"), ETS has paid $35,000 toward satisfaction of the judgment, leaving approximately $80,000, plus interest and costs, remaining to be paid. ETS, however, has been in default on the Payment Plan since January, 1997. Although ETS has been attempting to conduct further negotiations with Mr. Larson regarding the Larson Case judgment, such negotiations have been unsuccessful. In May, 1997, Mr. Larson informed ETS that if he is not paid in full the amount owed to him pursuant to the judgment, he will file a writ of execution against assets of ETS in order to satisfy the unpaid portion of the judgment. With the completion of the Congress Loan, the Company has the liquidity to pay such judgment.

The Company received $187,000 as a prepayment of a note due the Company in February, 1997, which proceeds were applied by the Company to reduce the outstanding balance under the Company's working capital line of credit.

Giving effect to the Congress Loan, the Company believes as of the filing date of this report, that it will be able to meet its presently foreseeable working capital requirements. The previous sentence is a forward-looking statement that is subject to a number of risks and uncertainties that could cause actual results to differ materially, such as the factors noted under "Forward-Looking Statements" of this "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

                                  PART II

                             OTHER INFORMATION


Item 2.     Changes in Securities
            ______________________

As previously disclosed, the Company and ETS have entered into a Loan and Security Agreement, dated July 17, 1997, with Congress Financial Corporation ("Congress Loan Agreement"), which provides to the Company and ETS an $11,000,000 financing package, with approximately $6,000,000 of such being in the form of a term loan and the balance in the form of a revolving working capital line of credit. The amount that may be borrowed under such revolving working capital line of credit at any one time is not to exceed the lesser of (i) $5,000,000 or (ii) 80% of the then outstanding eligible accounts receivable of the Company and ETS, less certain reserves. The Company and ETS used the proceeds of the term loan to repay substantially all of its then revolving line of credit and equipment loans, which cured all previous defaults under such prior lending agreements. See Note 5 to Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Under the Congress Loan Agreement, the Company and ETS are prohibited from redeeming or acquiring any of, or from paying any dividends (other than common stock) on, their outstanding capital stock.

Item 6.     Exhibits and Reports on Form 8-K
            ________________________________

       (a)  Exhibits:
            ________

            4.1 Loan and Security Agreement, dated July 17, 1997, between Congress, the Company and ETS. An index of Exhibits and Schedules is included in the Loan and Security Agreement, and the Company agrees to provide to the Commission supplementally such Exhibits and Schedules at the request of the Commission;

            10.1 Unsecured Promissory Note, dated July 17, 1997,
                 between ETS and CIT;

            10.2 Subordination Agreement, dated July 17, 1997,
                 between Congress, CIT, the Company and ETS;

                                 -18

            10.3 Second Amended and Restated Promissory Note,
                 dated July 1, 1997, from ETS to Carl B. Anderson,
                 Jr.;

            10.4 Subordination Agreement, dated July 17, 1997,
                 between Congress, Anderson, the Company and ETS.

            27   Financial Data Schedule.

       (b)  Reports on Form 8-K
            ___________________

            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on the 8th day of August, 1997.

                                AMETECH, Inc.



                                By /s/ David R. Bennett
                                  ______________________________
                                  David R. Bennett
                                  Executive Vice President


                                By /s/ Kerry Willingham
                                  ______________________________
                                  Kerry Willingham
                                  Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)
















ISTE:\A-C\AMETECH\10Q\397\10Q.3